Form 10QSB
period 1999-06-30
GLOBAL SIGHT INC
filed 1999-08-13
CIK 1083449

UNITED STATES
                         SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549
                                 -----------
                                 FORM 10-QSB
                                 -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934
                 For the quarterly  period ended  June 30,  1999
                                                  --------------
[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from         to
                                           ---------  ---------
                   Commission file number   0-30098
                                            -------


                             GLOBAL SIGHT, INC.
                             ------------------
      (Exact name of small business issuer as specified in its charter)

          Nevada                                     95-4720297
         --------                                   ------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 270 North Canon Drive, Suite 203,
 Beverly Hills, California    90210
(Address of principal executive offices)

                                 (310) 288-0693
                                 ---------------
                          (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity as of August 11, 1999:
Common stock   2,700,000 shares
------------   ----------------

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]












TABLE OF CONTENTS


PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements.....................................  3/7

Item 2. Plan of Operation........................................  7/8

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................   8

Item 2. Changes in Securities....................................   8

Item 3. Defaults Upon Senior Securities..........................   8

Item 4. Submission of Matters to a Vote of Security Holders......   8

Item 5. Other Information........................................   8

Item 6. Exhibits and Reports on Form 8-K.........................   8

SIGNATURES.......................................................   9




















PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements.





                             GLOBAL SIGHT,  INC.
                       (A Development Stage Company)
                              BALANCE SHEET
                              June 30, 1999
                               (Unaudited)


ASSETS

Current Assets
   Cash and Cash Equivalents                      $      96
                                                  ---------
Total current assets                                     96
                                                  ---------
                                                  $      96
                                                  =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities
   Accrued expenses                               $       -
    Note payable to shareholder                         100
                                                  ---------
Total current liabilities                               100
Shareholders' Equity (Deficit)
  Common stock, $.001 par value,
  25,000,000 shares authorized,
  2,700,000 shares issued and outstanding             2,700
 Additional paid-in-capital                               -
 (Deficit) accumulated during the
   development stage                                 (2,704)
                                                  ---------
Total shareholders' equity (deficit)                     (4)
                                                  ---------
                                                  $      96
                                                  =========









                  See accompanying notes to financial statements.


                             GLOBAL SIGHT, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)




                                                          (Inception)
                           Three Months    Six Months     December 21,
                              Ended          Ended        1998 to
                           June 30, 1999   June 30, 1999  June 30, 1999
                           -------------   -------------  -------------

Revenue                     $        -       $       -     $        -

Expenses:
  General and
   administrative                  530           1,504          2,704
                            ----------       ---------      ---------
(Loss) from
  operations                      (530)         (1,504)        (2,704)

Income taxes                         -               -              -
                            ----------       ---------      ---------
Net (loss)                  $     (530)      $  (1,504)     $  (2,704)
                            ==========       =========      =========
(Loss) per
   common share             $     (.00)      $    (.00)     $    (.00)
                            ==========       =========      =========
Weighted average
 shares outstanding          2,700.000       2,333,333      2,255.100
                            ==========       =========      =========




















                See accompanying notes to financial statements.

                            GLOBAL SIGHT, INC.
                      (A Development Stage Company)
           STATEMENTS OF CHANGES IN SHAREHOLDERS'  EQUITY (DEFICIT)
                                (Unaudited)




                                                       (Deficit)
                                                       Accumulated
                                           Additional  During the
                          Common    Stock    Paid-In   Development
                          Shares    Amount   Capital   Stage          Total
                        ----------  ------ ----------  -----------  ---------
Balance-
December 31, 1998       1,700,000   $1,700   $     -    $(1,200)     $  500

Common stock
issued for cash
to Company's
chairman and president
on March 10, 1999       1,000,000    1,000         -          -       1,000

Net (loss) for
the six month
period ended
June 30, 1999                   -        -         -     (1,504)     (1,504)
                        ---------   ------   -------    -------      ------
Balance-
June 30, 1999           2,700,000   $2,700   $     -    $(2,704)     $   (4)
                        =========   ======   =======    =======      ======











                See accompanying notes to financial statements.

                              GLOBAL SIGHT, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                             (Inception)
                            Three Months     Six Months      December 21,
                               Ended            Ended        1998 to
                            June 30, 1999    June 30, 1999   June 30, 1999
                            -------------    -------------   -------------
Cash flows from operating
 activities:


      Net (loss)              $   (530)        $ (1,504)      $ (2,704)
Adjustments to reconcile
net loss to cash flows
from operating activities:
Shares for services                  -                -          1,200
Change in accrued expenses        (100)             500              -
                              --------         --------       --------
Net cash from (for)
  operating activities            (630)          (1,004)        (1,504)
Net cash from financing
  activities:
Note payable to shareholder        100              100            100
  Common stock issuance              -              500          1,500
                              --------         --------       --------
Net cash from (for)
 financing activities              100              600          1,600
Increase (decrease) in cash       (530)            (404)            96

Cash at beginning of period        626              500              -
                              --------         --------       --------

Cash at end of period         $     96         $     96       $     96
                              ========         ========       ========
Supplemental cash flows
  information: Cash paid
  during the period for:

Income Taxes                  $      -         $      -       $      -
                              ========         ========       ========
Interest                      $      -         $      -       $      -
                              ========         ========       ========
Non-cash financing transactions:
  Common shares issued
  for services                $      -         $      -       $  1,200
                              ========         ========       ========









                  See accompanying notes to financial statements

                             GLOBAL SIGHT, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999
                              (Unaudited)





BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principal for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been include. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The Company was incorporated on December 21, 1998, thus it was not in existence in the early part of 1998; therefore comparative presentations for the three and six month periods ended June 30, 1998 are not made. For futher information, refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed May 17, 1999. The audited financial statements in the Form 10-SB covered from December 21,1998 to February 28,1999.

NOTE PAYABLE TO SHAREHOLDER

     On June 30, 1999 the Company's Chairman/President/ Largest Shareholder made an unsecured, non-interest bearing demand loan to the Company of $100.

Item 2.  Plan of Operation

     Global Sight, Inc. ("the Company") was incorporated in the state of Nevada on December 21, 1998. The Company is a development stage enterprice. From inception on December 21, 1998 to date (August 11, 1999) the Company has had no revenues.

     On May 17, 1999 the Company filed a Registration Statement on From 10-SB with the United State Securities and Exchange Commission. The Registration Statements went effective on July 16, 1999.

     The Company's plan of business operation consists primarily of: (I) developing an international business and management consulting practice, and
(2) exploring business opportunities both in the United States and throughout the glove including possible mergers, acquisitions and other business combinations.

     During the quarter ended June 30, 1999, Jaak Olesk, the Company's Chairman and Presindent traveled extensively throughout the globe, including visits to, and coferences with, offficials of the Stock Exchange of Singapore Limited, The Stock Exchange of Hong Kong, and the Vancouver Stock Exchange.

     The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 1999, absent the Company's obtaining other sources of liquidity, the Company's primary funding for corporate expenses will be provided by the Company's Chairman and President.


Item 2.     Plan of Operation (Continued).

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts include in this Form, including without limitation, statements under "Plan of Operations" regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materally from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

    The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.    Changes in Securities

     There has been no change in securities since March 15, 1999

    All of the Company's issuances of securities were disclosed in its Form 10-SB filing (Filed May 17, 1999).

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           No exhibits required.

    There were no reports filed on Form 8-K during the three-month period ended June 30, 1999.








SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Global Sight, Inc.
                                               ------------------

Date: August 12, 1999                       /s/     Jaak Olesk
                                           --------------------------------
                                                 Jaak Olesk

                                           Chairman of the Board, President