Form 10QSB
period 1999-09-30
GLOBAL SIGHT INC
filed 1999-11-10
CIK 1083449

UNITED STATES
                               SECURITIES AND EXCHANGE COMISSION
                                     WASHINGTON, D.C. 20549
                                          -----------
                                          FORM 10-QSB
                                          -----------


    (Mark one)
    [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly  period ended  September 30, 1999
                                                  --------------------
    [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from         to
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


State the number of shares outstanding of each of the issuer's classes of common equity as of November 10, 1999:
Common stock   2,700,000 shares
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




















PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements.





                                       GLOBAL SIGHT,  INC.
                                 (A Development Stage Company)
                                         BALANCE SHEET
                                      September 30, 1999
                                         (Unaudited)


ASSETS

Current Assets
   Cash and Cash Equivalents                      $      51
                                                  ---------
Total current assets                                     51
                                                  ---------
                                                  $      51
                                                  =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities
   Accrued expenses                               $      --
    Note payable to shareholder                         100
                                                  ---------
Total current liabilities                               100

Shareholders' Equity (Deficit)
  Common stock, $.001 par value,
  25,000,000 shares authorized,
  2,700,000 shares issued and outstanding             2,700
 Additional paid-in-capital                              --
 (Deficit) accumulated during the
   development stage                                 (2,749)
                                                  ---------
Total shareholders' equity (deficit)                    (49)
                                                  ---------
                                                  $      51
                                                  =========









                  See accompanying notes to financial statements.


                                       GLOBAL SIGHT, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS
                                         (Unaudited)




                                                            (Inception)
                    Three Months        Nine Months         December 21,
                       Ended               Ended               1998 to
                 September 30, 1999  September 30, 1999   September 30, 1999
                 ------------------  ------------------   ------------------

Revenue             $       --            $      --           $       --

Expenses:
  General and
   administrative           45                1,549                2,749
                    ----------            ---------            ---------
(Loss) from
  operations               (45)              (1,549)              (2,749)

Income taxes                --                   --                   --
                    ----------            ---------            ---------
Net (loss)          $      (45)           $  (1,549)           $  (2,749)
                    ==========            =========            =========
(Loss) per
   common share     $     (.00)           $    (.00)           $    (.00)
                    ==========            =========            =========
Weighted average
 shares outstanding  2,700,000            2,477,777            2,400,000
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

                                      GLOBAL SIGHT, INC.
                                (A Development Stage Company)
                     STATEMENTS OF CHANGES IN SHAREHOLDERS'  EQUITY (DEFICIT)
                                        (Unaudited)




                                                       (Deficit)
                                                       Accumulated
                                           Additional  During the
                          Common    Stock    Paid-In   Development
                          Shares    Amount   Capital   Stage          Total
                        ----------  ------ ----------  -----------  ---------
Balance-
December 31, 1998       1,700,000   $1,700   $    --    $(1,200)     $  500

Common stock
issued for cash
to Company's
chairman and president
on March 10, 1999       1,000,000    1,000        --         --       1,000

Net (loss) for
the nine month
period ended
September 30, 1999             --       --        --     (1,549)     (1,549)
                        ---------   ------   -------    -------      ------
Balance-
September 30, 1999      2,700,000   $2,700   $    --    $(2,749)     $  (49)
                        =========   ======   =======    =======      ======











                See accompanying notes to financial statements.

                                        GLOBAL SIGHT, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                             (Inception)
                     Three Months     Nine Months            December 21,
                        Ended            Ended                 1998 to
                  September 30, 1999  September 30, 1999  September 30, 1999
                  ------------------  ------------------  ------------------
Cash flows from
 operating activities


      Net (loss)         $    (45)         $ (1,549)         $ (2,749)
Adjustments to reconcile
net loss to cash flows
from operating activities:
Shares for services            --                --             1,200
Change in accrued expenses   (100)              500                --
                          -------          --------          --------
Net cash from (for)
  operating activities       (145)           (1,049)           (1,549)
Net cash from financing
  activities:
Note payable to shareholder   100               100               100
  Common stock issuance        --               500             1,500
                         --------          --------          --------
Net cash from (for)
 financing activities         100               600             1,600
Increase (decrease) in cash   (45)             (449)               51

Cash at beginning of period    96               500                --
                         --------          --------          --------

Cash at end of period    $     51          $     51          $     51
                         ========          ========          ========
Supplemental cash flows
  information: Cash paid
  during the period for:

Income Taxes             $     --          $     --          $     --
                         ========          ========          ========
Interest                 $     --          $     --          $     --
                         ========          ========          ========
Non-cash financing transactions:
  Common shares issued
  for services           $     --          $     --          $  1,200
                         ========          ========          ========









                  See accompanying notes to financial statements

                             GLOBAL SIGHT, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 1999
                                (Unaudited)



BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consis-ting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The
Company was incorporated on December 21, 1998, thus it was not in existence in the early part of 1998; therefore comparative presentations for the three and nine month periods ended September 30, 1998 are not made. For futher information, refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed May 17, 1999. The audited financial statements in the Form 10-SB covered from December 21,1998 to February
28,1999.

NOTE PAYABLE TO SHAREHOLDER

     On June 30, 1999 the Company's Chairman/President/ Largest Shareholder made an unsecured, non-interest bearing demand loan to the Company of $100.

Item 2.  Plan of Operation

     Global Sight, Inc. ("the Company") was incorporated in the state of Nevada on December 21, 1998. The Company is a development stage enterprise. From inception on December 21, 1998 to date (November 10, 1999) the Company has had no revenues.

     On May 17, 1999 the Company filed a Registration Statement on From 10-SB with the United States Securities and Exchange Commission. The Registration Statements went effective on July 16, 1999.

     The Company's plan of business operation consists primarily of: (1) developing an international business and management consulting practice, and
(2) exploring business opportunities both in the United States and throughout the globe including possible mergers, acquisitions and other business combinations.



Item 2. Plan of Operation (Continued)

     The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 1999, and the first nine months of calendar 2000, absent the Company's obtaining other sources of liquidity, the Company's primary funding for corporate expenses will be provided by the Company's Chairman and President.

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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           No exhibits required.

    There were no reports filed on Form 8-K during the three-month period ended September 30, 1999.






                                                 9







SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Global Sight, Inc.
                                                     ------------------

            Date: November 10, 1999            /s/     Jaak Olesk
                                              --------------------------------
                                              Jaak Olesk

                                              Chairman of the Board, President











                                                10