Form 10KSB
period 1999-11-30
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2000-03-30
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  year  ended  June  30,  1999

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

                       Commission  File  No.  0-25703

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

        FLORIDA                                          59-2728052
  (State  or  Other  Jurisdiction  of                   (IRS Employer
  Incorporation  or  Organization)                   Identification  Number)

       3185  E.  WASHINGTON  BLVD.,
         LOS  ANGELES,  CALIFORNIA                                     90023
(Address  of  Principal  Executive  Offices)                        (Zip  Code)

                                 (323) 268-6842
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State  issuer's  revenues  for  its  most  recent fiscal year.     $593,620

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $2,043,892

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,885,724

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ----

                                TABLE OF CONTENTS


                                     PART I

Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  With  Section  16(a)  of  the  Exchange  Act.

Item  10         Executive  Compensation.

Item 11          Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                       PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

General

     Rubber Technology International, Inc. ("RTEK") is a Florida corporation that accepts waste tires from tire retailers, service stations, salvage yards and from clean up jobs with governmental agencies, private individuals and companies.

     In the early 1990's, Raymond L. Webb and James Mason initiated a business of cleaning up tire stock piles, collecting and receiving tires for shred and land filling the remnant portions. This is the dominant business of the majority of companies in the tire recycling business.

     In late 1996, this business was incorporated in Nevada as Rubber Technology International, Inc. ("RTI-Nevada"). RTEK initiated the preparation of a full tire recycling facility in Los Angeles, CA. In February 1997, RTI-Nevada purchased a Florida-based publicly traded corporation, Sunshine Capital, Inc.
(SCI), and through a reverse merger technique became company traded on the over-the-counter bulletin board maintained by Nasdaq. Concurrently, SCI changed its name to Rubber Technology International, Inc. ("RTEK").

     The common stock of RTI-Nevada was exchanged for the common stock of Sunshine Capital, Inc. Concurrently, Sunshine changed its name to Rubber Technology International, Inc. The transaction took the form of a reverse merger, with the Webb family then owning 3,700,000 shares of RTI common stock and the original incorporators owning a minor amount. A 300 for one reverse stock split was effected in February 1997.

     The Company raised additional capital in private placements effectuated in accordance with Rule 504 promulgated by the Securities Exchange Commission in 1997 and 1998. These transactions resulted in approximately $1,907,985 in gross proceeds. RTEK furthered its operations by making investments in plant, production, design, product development and the sales. RTEK also developed a reputation for quality products and timely production.

     On March 12, 2000, the Company entered into a Securities Purchase Agreement pursuant to which it agreed to issue $800,000 aggregate amount of convertible debentures. These debentures are convertible at 75% of the bid price of the Company's common stock on the trading day preceding the date of conversion.

     RTEK uses 100% recycled, scrap rubber in a proprietary process to produce a line of molded rubber products. The scrap tires are reduced in size with shredders, grinders and cracker millsThe steel and nylon fluff are removed with magnets and blowers at appropriate stages of the production. As a result of this process, particles of rubber are produced. The particles are called "Crumb
Rubber", little pieces of rubber in varied sizes from 3/8 inch to 40 mesh. These materials pass through sizing screens.

     RTEK sells Crumb Rubber for use in rubberized running tracks, tennis courts, rubber railroad crossings, earthquake isolators, traffic safety devices and rubberized asphalt for roads and for other applications and to manufacturers of molded products.

     RTEK manufactures and sells high quality, recycled rubber for a variety of applications within the transportation, agriculture, sports and fitness, playground equipment and manufacturing industries. The Company uses recycled rubber from scrap tires as the exclusive source of rubber for its own products. RTEK also sells processed, recycled rubber as a raw material for use by others.

     RTEK has increased production of its Crumb Rubber and molded products through continuous improvements of its manufacturing processes. RTEK is currently implementing new proprietary production methods that it believes will permit it to increase production significantly by shortening of the production cycle. These methods will permit the production of products with a wide variety of potential applications. RTEK believes that these new processes will also permit more efficient use of raw materials, thus expanding the use of scrap tires as a raw material.

     The key components of RTEK's expansion strategy include: (1) expanding production of RTEK's existing product lines by improving the production process;
(2)  focusing  sales  and marketing efforts on the higher value market segments;
(3) development of new products i.e. playground safety surfacing; and ( 4) establishing additional plants in other locations where large quantities of scrap tires are located.

     RTEK is known for its innovation and production. RTEK is developing new products and marketing these to industries that are currently using products made from virgin (new) rubber. RTEK's industry focus is recycled rubber and molded products. RTEK markets to customers in North America, Europe and the Pacific Rim.

Products  and  Services

     The rubber tire recycling industry itself is less than twenty years old. Over a dozen states in the United States have established methods, criteria and support for the disposal of used tires. California is an industry leader. Not only has it mandated requirements on the landfills within the state, eliminating obligation to accept tires in the landfills, but the California Integrated Waste Management Board has established grants and other supportive programs for the businesses within California to foster the growth of all bona fide tire recyclers. Further, the state has issued mandates allowing and requiring the use of recycled products. Examples include the use of a mixed rubber and asphalt slurry solution on most asphalt roads and their repair as well as the use of rubber byproducts on school playgrounds in place of sand and/or wood fibers. Rubber is safer, more resilient and less expensive than other materials.

     The  Company's  product  mix  includes:

     Rubber for garden hose production Through a sub-contractor during the year 2000, the Company intends to commence to annually deliver 4.5 million pounds of product. Management of the Company anticipates that these requirements could increase in the event the Company successfully satisfies this contract.

     Asphalt Rubber The Company currently delivers rubber to the asphalt industry.

     Playground Fill The Company delivers more than one million pounds annually to local and out of state schools. This product is ground rubber and fiber to a 3/8" +/- size, without metal. The Company will be initiating an advertising campaign to promote this product.

     Molded Products .There are two forms of molded products, traffic and safety products that the Company produces from its stockpiles and the Company prepares on a service basis. Sales of traffic devices have increased to approximately 250,000 pounds annually.

     Landscape products, principally comprised of tree rings and borders. These are produced under contract and sold in WalMart and Target stores

Service  Income

     The Company receives used tires for shredding and grinding into other products. For this service the Company is paid a "tipping fee". There is a fee paid in all jurisdictions for tire recycling but the amount of the fee varies. In Los Angeles the fee the Company receives ranges from $0.45 to $5.00 per tire.

Competition

     There are very few full recyclers in any areas. For example, in Los Angeles there are approximately eight companies that take in tires. Of these companies, all but five simply shred the tires and land fill the shreds, and of these shredding companies one has approached RTEK to accept shredded tires on a wholesale basis. The stated goal of the California Governmental Board is to eliminate the land filling of all tires and to cause all waste tires to be recycled or reused in some way.

     The two companies in Los Angeles that actually recycle tires are RTEK and a company that only produces rubber for the rubberized asphalt industry. RTEK has a purchase order from this competitor to cover volume short runs as they occur. Only RTEK creates a final product from the tires it receives.

     Last year, RTEK received almost three million pounds of tires. RTEK can increase its receipts of tires without significant expense or revenue reduction by increasing collection sites in other counties or states and thereby increase its revenues and profits.

Trademarks,  Patents,  and  Other  Intellectual  Property

     RTEK's philosophy is to utilize existing technology in all its production applications. There are no patents, etc. in RTEK's name and no additional research and development costs have been incurred in the pursuit of new processes. All research and development is applied to the research of new and better products.

Marketing  Plan

     Tire recycling is a relatively new industry. New products are being created every day based on the creativity of the inventors and the inherent characteristics and components of rubber. RTEK has recently identified several recycled products that it intends to market in the future. Based on its ability to produce these products, past sales, and discussions with current and prospective customers, RTEK will concentrate its efforts in (i) mesh for various products including garden hoses, (ii) playground fill, and (iii) molded products. The receipt of tipping fees continues to increase as long as tires are being taken in and products are produced to customers.

Governmental  Regulations

     Management of the Company is not aware of any significant governmental regulations on the operation of its business, other than environmental regulations. Most jurisdictions require a process permit to assure that tire piles are not allowed to accumulate into a fire hazard and mosquitoes are controlled. RTEK has permits for its Los Angeles facility.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company presently has only one production facility, located at 3185 East Washington Blvd, Los Angeles, CA 90023. The Company's telephone number is
(323) 268-6842 and its facsimile number is (323) 268-7328. The Company's offices contain approximately 1,800 square feet and the Company's production facility of 17,200 square feet houses all equipment necessary to store shred, grind and mold used tires into marketable products.

     The Company's facility is leased for a monthly rental of $12,848 and has a term until December 31, 2001, with a five year option to extend.


ITEM  3.  LEGAL  PROCEEDINGS

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during year ended November 30, 1999.

                                     PART II

ITEM  5.       MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET  INFORMATION

     RTEK's common stock is presently traded on the OTC Bulletin Board operated by Nasdaq under the symbol RTEKE. RTEK effected a stock exchange transaction with Global Sight on March 12, 2000 and became a successor issuer thereto in order to comply with the reporting company requirements implemented by the over-the-counter bulletin board, and consequently anticipates that its symbol will be changed to "RTEK".

     The following table sets forth the high and low closing prices for shares of RTEK common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.





                                                  CLOSING PRICES
YEAR      PERIOD                                   HIGH   LOW
-----   ----------------------------------------  ------- -----
2000    First quarter                           $  0.43  $0.12

1999    First quarter                           $  1.19  $0.27
        Second quarter                          $  0.31  $0.09
        Third quarter                           $  0.13  $0.07
        Fourth quarter                          $  0.27  $0.04

1998    Second quarter                          $  1.21  $0.76
        Third quarter                           $  1.70  $0.90
        Fourth quarter                          $  1.98  $0.88


     In addition to freely tradeable shares, RTEK has numerous shares of common stock outstanding which could be sold pursuant to Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including one of our affiliates, who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate for at least thre months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on November 30, 1999 was approximately 90. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Please note that all references reflect a one for 300 reverse stock split accomplished on January 30, 1998 as well as a three for two forward stock split accomplished on September 8, 1998.

In February 1997, the Company (which at the time was designated Sunshine Capital, Inc., a Florida corporation ("Sunshine")) acquired all of the outstanding common stock of Rubber Technology International, Inc., a Nevada corporation ("RTI-Nevada") in a business combination described as a "reverse acquisition". As part of the reorganization, the Company issued 18,500 shares of its Common Stock to the shareholders of RTI-Nevada in exchange for all of the outstanding shares of Common Stock of RTI-Nevada. Such shares include the shares owned by officers and directors of the Company as set forth in the Section
"Security Ownership of Certain Beneficial Owners and Management" hereunder. This issuance was conducted under an exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On January 31, 1997 the Company completed a private placement of 3,180 shares to 16 investors for total consideration of $158,984. This offering was completed in accordance with Rule 504 promulgated under Regulation D of the Securities Act.

On April 24, 1997 the Company completed a private placement of 46,688 shares to 31 investors for total consideration of $841,510. This offering was completed in accordance with Rule 504 promulgated under Regulation D of the Securities Act.

In March 1997, the Company issued 25,000 shares of common stock to 24 individuals who were its original incorporators for no consideration. This issuance was conducted under an exemption under Section 4(2) of the Securities Act.

On February 17, 1998 the Company issued 3,150,000 shares to one accredited investor in consideration for cancellation of indebtedness. This issuance was completed in accordance with Section 4(2) of the Securities Act.

On February 17, 1998, the Company issued 1,500,000 shares to a principal of the Company in consideration for a personal guarantee of a Company debt obligation and collateralization of a corporate debt. This issuance was completed in accordance with Section 4(2) of the Securities Act.

From March 1998 through July 31, 1998, the Company completed a private placement of 2,731,000 shares of common stock to a total of 27 individuals for total consideration of $462,027. This offering was completed in accordance with Rule 504 promulgated under Regulation D of the Securities Act.

On September 22, 1998 the Company issued 39,000 shares to one accredited investor for $38,996. This issuance was completed in accordance with Rule 504 promulgated under Regulation D of the Securities Act.

On November 24, 1998 the Company issued 70,000 shares to one accredited investor for $97,993. This issuance was completed in accordance with Rule 504 promulgated under Regulation D of the Securities Act.

On November 12, 1998 the Company issued 100,000 shares to Preferred Financial Services, Inc., an accredited investor and an investor relations firm. This issuance was completed in accordance with Section 4(2) of the Securities Act.

In January and February 1999, the Company completed a private placement of 801,914 shares to 4 accredited investors for total consideration of $305,610. This offering was completed in accordance with Rule 504 promulgated under Regulation D of the Securities Act.

In February 1999, the Company issued 250,000 shares of common stock to Fred Maidenburg, CPA, who provided a credit line and guarantee for the Company. This issuance was completed in accordance with Section 4(2) of the Securities Act.

On March 10, 2000, the Company entered into a Securities Purchase Agreement with one accredited institutional investor pursuant to which it agreed to issue $800,000 aggregate amount of convertible debentures. These debentures are convertible at 75% of the bid price of the Company's common stock on the trading day preceding the date of conversion. This offering was conducted under Rule
504  of  Regulation  D  promulgated  under Section 4(2) of the Securities Act of
1933.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

The Company's principal line of business is to recycle used tire and other used rubber products into crumb rubber (small rubber particles of various sizes) and molded rubber products, generally on a wholesale basis. These products are delivered throughout the south western United States. To date, the Company's strategy has been to build a concentrated customer base in approximately four product lines of the many and various products available; molded goods, crumb rubber for resale, crumb rubber for playground and arena fill and mesh rubber for use in rubberized asphalt concrete. This strategy has allowed for an expanding market in terms of both customers and products and has allowed the Company to expand production levels beyond a minimum equipment level without being limited by capacity or geographic considerations. In order to remain competitive, the Company believes that it must continue to offer its services at the lowest possible prices. The Company believes that in order to continue to offer its products at the lower prices, the Company will need to acquire additional equipment and institute operational efficiencies. Accordingly, the Company is obtaining additional machinery through additional financing and consulting with efficiency and industry experts in their installation and operation.

Management believes that the market for the Company's existing products and additional products currently being researched will be of sufficient quantity to deliver all the rubber products the Company can produce against sales orders. The Company intends, on a short term basis, to continue sales in the south western United States. Sales are scheduled to expand to additional states and, eventually, internationally.

The Company's revenues consist of fees received to accept tires into its facility and sales of its produced products. Acceptance fees, called "tipping fees", are recorded as revenue when the tires are received. All sales and revenues are recorded on the accrual basis, where revenues are recorded when earned/shipped to its customers. There are no advance fee or significant volume discount arrangements.

Cost of Sales includes the operation, including maintenance, of the Company's light and heavy equipment, the direct labor to operate this machinery and the supplies incident to the sales and plant operations. General and administrative expenses consist of the cost of research and development of new or enhanced existing products, corporate expenses and all administrative personnel and expenses to support the Company's operations and growth.

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel, and information systems. The Company will need to implement and improve operational, financial, and management information systems. In addition, the Company is implementing expanded information systems that will provide better production record-keeping, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY


FISCAL YEAR ENDED NOVEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 1998

REVENUES - Revenues totaled $593,620 and $464,239 for the years ended November30, 1999 and 1998, respectively. During the year ended November 30, 1999, the Company expanded its products to additionally include playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the molded goods arena, certain customer relationships have required a period of mutual research to determine the best product materials mixture. Based on these positive relationships, the Company is of the opinion that the volume of its shipped products will significantly increase its product deliveries in the near future in both its molded and crumb rubber product lines. Revenues for the year ended November 30, 1999 included $225,000 in management fees, pursuant to an agreement wherein the Company is providing management expertise in the development of a potential joint venture. Revenues in the year ended November 30, 1998 included a one-time fee of $210,000, received for reserved for special production capabilities which were partially utilized. This fee was fully recorded in the period received and earned.

COST OF SALES - Cost of sales totaled $446,481 and $252,986 for the years ended November 30, 1999 and 1998, respectively. Cost of sales for the year ended
November 30, 1999 were comprised primarily of direct labor costs of $267,807, utilities of $74,956 and equipment reconfiguration and maintenance of $61,435. Cost of sales for the year ended November 30, 1998 was comprised of expensed direct labor costs of $99,259 and utilities of $41,085. As a percentage of revenues, cost of sales was 75.21% and 54.50%, resulting in a gross margin of 24.79% and 45.50% for the years ended November 30, 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses totaled $632,015 and $543,828, for the years ended November 30, 1999 and 1998 respectively. For the year ended November 30, 1999, the Company completed financing of equipment and operations and incurred significant expenses in these transactions. S,G&A expenses for the year ended November 30, 1999 were comprised primarily of financing related third party expenses of $161,000, facilities rent of $104,960, depreciation of $144,560, professional fees of $49,070, product development costs of $47,733 and officer salaries of $71,573. In addition, 375,000 common shares were issued to third party individuals for loan funds and guarantees provided the Company's lenders. S,G&A expenses for the year ended November 30, 1998 were comprised primarily of facilities rent of $98,724, depreciation of $144,560, product research of $75, 451, officer salaries of $36,917, professional fees of $36,049, and expenses related to shareholder relations of $31,961. The net loss was $629,437and $332,576 for the years ended November 30,1999 and 1998, respectively.

ASSETS AND LIABILITIES - Assets increased from $1,588,148 as of November 30, 1998 to $1,806,582 as of November 30, 1999. The increase was attributable to increases in long-term assets, principally gross increases of property and equipment of $53,387 and other long term assets of $693,565 in receivables from advances to the formative joint venture, offset primarily by a decrease in cash of $273, 038 and inventories of $65,403. Liabilities increased from $740,817 as of November 30, 1998 to $1,282,930 as of November 30, 1999. This increase was attributable to increases in accounts payable of $35,950, accrued expenses of $$24,673 and advances from an officer and his family trust and one additional shareholder of $719, 360 offset primarily by the reduction of current notes payable of $238, 824.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from $847, 331 as of November 30, 1998 to $523,652 as of November 30,1999. The decrease was attributable to the current year net loss of $629,437, offset by amounts raised in the Company's Rule 504 offerings of its common stock of $305,690.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL B Overall, the Company had negative cash flows of $273,038 in fiscal year ending November 30,1999 resulting from $1,050,745 of cash provided by the Company's financing activities including $719,360 in loans from shareholders, offset by $574,831of cash used in operating activities and $748,952 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $574,831in the fiscal year ended November 30, 1999 was primarily due to a net loss of $629,437 and decreases in operating assets principally accounts receivable of $47,517 and inventory of $65,403 and the decrease of the short term portion of notes payable offset partially by the increase of accounts payable of $35,950.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $748,952 in fiscal year 1999 funded purchases of equipment of $53,387, and advances to a new joint venture of $693,565.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,050,745 in fiscal year 1999 was primarily due to the proceeds from sales of the Company's common stock of $305,758 and proceeds from borrowings from shareholders of $719,360.

SHORT-TERM FINANCING - On February 12, 1999, the Company completed a private placement offering of 801,914 shares of the Company's Common Stock at a average price of $0.38 per share, resulting in $305,690 raised.

CAPITAL  EXPENDITURES

The Company expended $53,387 to purchase additional equipment in connection with the expansion of its business.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years and has not established a long-term source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.


YEAR  2000  DISCLOSURE

The Company has completed a review of its computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the inability of many existing computer and microcontroller systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting. The Company also relies on its own computer and non-IT systems (which consists of personal computers, internal telephone systems, Internet server and associated software and operating systems). In conducting the Company's review of its internal systems, the Company performed operational tests of its systems which revealed no Y2K problems. As a result of its review, the Company has discovered no problems with its systems relating to the Y2K issue and believes that such systems are Y2K compliant. Additionally, the Company has obtained written assurances from all of its major suppliers of third-party computer systems and applications, indicating that they have completed a review of their respective computer systems and that such systems are Y2K compliant. Costs associated with the Company's review were not material to its results of operations.

While the Company believes that its procedures have been designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom the Company interacts, have fully resolved all possible Year 2000 issues. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company. The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company may be unable to bill its customers, in full or in part, for services used. Should this occur, it would result in a material loss of some or all gross revenue to the Company for an indeterminable amount of time, which could cause the Company to cease operations.

EMPLOYMENT

As  of  November  30,  1999,  the  Company  had  16  full  time  employees.


ITEM  7.   FINANCIAL  STATEMENTS

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB" in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between James E. Slayton, CPA, and Management of the type required to be reported under this Item 8 since the date of his engagement

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of RTEK, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     Our  directors  and  executive  officers  are  as  follows:

     Our  directors  and  executive  officers  are  as  follows:

Name                    Age     Positions
----                    ---     ---------

Raymond  L.  Webb       62     President  and  Director

James  Mason            54     Vice  President,  Production

Fred  Schmidt           55     Chief  Financial  Officer

Terrence  Burke         53     Director

RAYMOND  L.  WEBB.  PRESIDENT  /CHAIRMAN  OF  THE  BOARD

     Raymond L. Webb, the founder of Rubber Technology International, graduated from U.C.L.A. having majored in Business Administration and Economics. Prior to the tire recycling business, Mr. Webb founded and operated Webb Development Company, which developed Emery Bay Cove Marina, a 430 slip marina in the San
Francisco Bay, high-rise office and commercial buildings, apartment and condominium complexes, government buildings, manufacturing facilities, modular jail cells to accommodate over-crowding of detention centers, residential dwellings from individual custom homes to housing tracts throughout the Western United States.

FRED  SCHMIDT.  CHIEF  FINANCIAL  OFFICER

     Fred Schmidt received his Bachelors of Science degree in Business Administration with a minor in Mathematics from California State Polytechnic University, Pomona. From 1966-1975 he was Supervisor, Audit Department for
Deloitte & Touche. In 1976, Mr. Schmidt founded a CPA practice in Orange County, California which he sold in 1980. Mr. Schmidt worked in the real estate industry since 1980, first as the Chief Financial Officer of Urban West Communities, and since 1988 as Chief Financial Officer for Webb Development Company. Mr. Schmidt now serves as Chief Financial Officer for Rubber Technology International.

JAMES  C.  MASON.  VICE-PRESIDENT,  PRODUCTION

     James Mason received his Bachelors Degree in Business Management and Administration from Brigham Young University, Provo, Utah. Mr. Mason founded and operated a Utah construction company specializing in industrial and commercial projects utilizing pre-engineered components and concrete tilt-up processes. Since 1984, Mr. Mason served as Vice President for Webb Development Company and now serves as Vice President, Production for Rubber Technology International.

TERRENCE  T.  BURKE,  DIRECTOR

     Terrence Burke joined Webb Development Company as Vice President of Finance in 1983. His education included the School of Mortgage Banking at the University of Maryland and the University of California at Los Angeles, with specific emphasis in finance, construction and construction law. During 18 years with The Colwell Company, a Los Angeles based mortgage banking firm, he was elected to the office of Vice President of the parent company and four real estate construction subsidiaries. Since 1988 he has been the owner of Burke's Country Pine which now owns three retail stores.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed no such officer, director or shareholder failed timely to file any of the required reports. To the best of the Company's knowledge, during the years ended June 30, 1999 and 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

     The following RTEK summary compensation table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 1998 and 1999. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                               SUMMARY COMPENSATION TABLE

                             Annual Compensation                   Long Term Compensation
                            ---------------------                 ------------------------
                                                                 Awards                  Payouts
                                                                 ---------              ------------


                                                                           Securities
                                              Other Annual   Restricted    Underlying     LTIP         All Other
Name and                     Salary   Bonus   Compensation   Stock Awards    Options      Payouts ($)  Compensation
Principal Position   Year      ($)    ($)         ($)            ($)         SAR's (#)                     ($)

Raymond L. Webb      1999    $0.00     -0-        -0-            -0-           -0-          -0-            -0-

                     1998    $0.00     -0-        -0-            -0-           -0-          -0-            -0-

Fred Schmidt         1999    $68,448   -0-        -0-            -0-           -0-          -0-            -0-

                     1998    $29,470   -0-        -0-            -0-           -0-          -0-            -0-

James C. Mason       1999    $47,733   -0-        -0-            -0-           -0-          -0-            -0-

                     1998    $53,985   -0-        -0-            -0-           -0-          -0-            -0-


                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)
                                              -------------------



                 Number of Securities        Percent of Total
                     Underlying              Options/SAR's
                  Options/SAR's             Granted to Employees        Exercise of Base Price
Name               Granted (#)               In Fiscal Year                   ($/Sh)              Expiration Date
-------------------------------------------------------------------------------------------------------------------

Raymond L. Webb        -0-                           -                           -                       -

Fred Schmidt           -0-                           -                           -                       -

James C. Mason         -0-                           -                           -                       -


                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND  FY-END  OPTION/SAR  VALUES


                                                                    Number of Unexercised
                                                                    Securities Underlying      Value of Unexercised In-
                                                                     Options/SAR's At FY-End   The-Money Option/SAR's
                      Shares Acquired                                        (#)                   At FY-End ($)
Name                   On Exercise (#)     Value Realized            Exercisable/Unexercisable  Exercisable/Unexercisable
                                                ($)
---------------------------------------------------------------------------------------------------------------------------
Raymond L. Webb             -0-                  -0-                         -0-                           -0-

Fred Schmidt                -0-                  -0-                         -0-                           -0-

James C. Mason              -0-                  -0-                         -0-                           -0-


Compensation  of  Directors

     To date, Directors of the Company have not received any compensation for serving in such capacity.

Employment  Agreements

     The Company has no existing employment agreements with its officers or key employees.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock of RTEK as of December 31, 1999 by:

     each person or entity known to own beneficially more than 5% of the common stock;
     each  of  RTEK's  directors;
     each of RTEK's named executive officers; and all executive officers and directors of RTEK as a group.




                   Name and Address of                 Amount and Nature of      Percent of
Title of Class     Beneficial Owner (1)               Beneficial Ownership       Class
--------------    ---------------------------------   ---------------------     ------------

Common Stock    Raymond L. Webb (2)                      2,862,833                 22.2%
--------------  -----------------------------------      ---------                 -----

Common Stock    James Mason                                   0                      0%
--------------  -----------------------------------       --------                 -----

Common Stock    Fred Schmidt                                  0                      0%
--------------  -----------------------------------       ---------                -----

Common Stock    Terrence Burke                                0                      0%
--------------  -----------------------------------       ----------               -----

Common Stock    All Officers and Directors as
                a Group (4 persons)
                                                         2,862,833                 22.2%
                                                         =========                 =====


1. The address for each of these shareholders is c/o Rubber Technology International, Inc., 3185 E. Washington Blvd., Los Angeles, CA 90023
2. Such shares are held by the Webb Family Trust, of which Mr. Webb is a trustee.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company owes $268,000 to two shareholders, arising from monetary investments and a guarantee, and in consideration for minor services by a shareholder. The Company also owes $461,570 to Raymond Webb, our President and a director, arising from monetary investments into the Company. Certain current liabilities have been personally guaranteed by Raymond Webb.

     RTEK has a management agreement and has made investments into a venture which is initiating operations in the greater Las Vegas area. This business will be excavating and selling sand. Other investors in this Las Vegas venture include a son of Raymond Webb, the Webb Family Trust and an unaffiliated CPA who, as a part of a greater agreement with RTEK, has lent money to RTEK, has lent money to RTEK for the investment in Las Vegas and who has received 250,000 shares of RTEK common stock.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

FINANCIAL  STATEMENTS

INDEX  TO  EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.          DESCRIPTION
------------          -----------

*3.1          Articles  of  Incorporation  of  the  Company

*3.2          Bylaws  of  the  Company

*10.1 Exchange Agreement between MRC Legal Services Corporation and Rubber Technology International, Inc., dated as of March 12, 2000.

*10.2 Consulting Agreement between Rubber Technology International, Inc. and certain consultants dated as of March 12, 2000.

*23.1         Consent  of  James E. Slayton, CPA, independent public accountant
------------------------------
* Incorporated herein by reference to the Company's Form 8-K filed on March 14, 2000.

REPORTS  ON  FORM  8-K

On March 14, 2000 the Company filed a Form 8-K reflecting a share exchange between the Company and Global Sight, Inc. pursuant to which the Company acquired Global Sight. The Company's audited financial statements for the two fiscal years ended November 30, 1998 and 1998 were included in the 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March  29,  2000

                      Rubber Technology International, Inc.
                      -------------------------------------
                                  (Registrant)

By:  /s/  Raymond  L.  Webb
     ----------------------
            Raymond  L  Webb
            President  and  Director

By:  /s/  Fred  Schmidt
     ------------------
            Fred  Schmidt
            Chief  Financial  Officer

By:  /s/  James  Mason
     -----------------
            James  Mason
            Vice  President,  Production

By:  /s/  Terrence  Burke
     --------------------
            Terrence  Burke
            Director

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS
                              --------------------


                                NOVEMBER 30, 1998
                                       AND
                                NOVEMBER 30, 1999


                                       17

------
JAMES  E.  SLAYTON,  CPA
------------------------
3867  WEST  MARKET  STREET
SUITE  208
AKRON,  OHIO  44333

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


BOARD  OF  DIRECTORS                                   JANUARY  17,  2000
RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.  (THE  COMPANY)
LOS  ANGELES,  CALIFORNIA  90023

     I have audited the Balance Sheet of Rubber Technology International, Inc. as of November 30, 1998 and November 30, 1999, and the related Statements of Operations, Shareholders' Equity and Cash Flows for the periods December 1,
1997 to November 30, 1998 and the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubber Technology International, Inc., at November 30, 1998 and November 30, 1999, and the results of its operations and cash flows for the period December 1, 1997 to November 30, 1998 and the period ended November 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not established a long term source of revenue. The Company has had operating losses for the two operating periods reported. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


James  E.  Slayton,  CPA
Ohio  License  ID  #04-1-15582

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                  BALANCE SHEET
                           NOVEMBER 30, 1998 AND 1999


                                     ASSETS






                                                   NOVEMBER 30, 1998           NOVEMBER 30, 1999
                                                  -------------------        --------------------
CURRENT ASSETS
Cash                                               $ 302,710                    $ 29,672
Accounts Receivable                                   73,091                      25,574
Inventory                                            108,635                      43,232
                                                   ---------                    ---------

Total Current Assets                                 484,436                      98,478


PROPERTY AND EQUIPMENT
Property and Equipment, net of depreciation          888,877                     797,704
                                                    ---------                    --------
Total Property and Equipment                         888,877                     797,704


OTHER ASSETS
Accounts Receivable                                  113,519                     807,084
Deposits                                               8,500                      10,500
Plant Design - Second Plant                           92,816                      92,816
                                                     --------                    --------

Total Other Assets                                   214,835                     910,400
                                                     --------                    --------


TOTAL ASSETS                                     $ 1,588,148                  $1,806,582
                                                 ===========                 ============

                                  See accompanying notes to financial statements

                                   RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                               BALANCE SHEET
                                       NOVEMBER 30, 1998 AND 1999

                                         LIABILITIES AND EQUITY





                                                                 NOVEMBER 30, 1998    NOVEMBER 30, 1999

CURRENT LIABILITIES
Accounts Payable                                                 $           82,790   $   118,740
Current Portion of Long Term Debt                                            57,180        57,180
Short Term Notes Payable                                                    353,053       114,229
                                                                 -------------------  ------------

Total Current Liabilities                                                   493,023       290,149

LEASE COMMITMENTS (NOTE 6)

LONG TERM LIABILITIES (NOTES 4 AND 5)
Note Payable - Equipment                                                    192,820       193,774
Note Payable - Officer                                                       44,764        69,437
Due Shareholders                                                             10,210       729,570
                                                                 -------------------  ------------

Total Other Liabilities                                                     247,794       992,781
                                                                 -------------------  ------------

Total Liabilities                                                           740,817     1,282,930


SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, authorized
   75,000,000 shares; issued and outstanding at
   November 30, 1999, 10,831,878 shares                                         910         1,083
Additional Paid-In Capital, from sales of
   Common Shares                                                          1,810,452     2,116,037
Retained Earnings (Deficit accumulated during
   initial operating stage)                                                (964,031)   (1,593,468)
                                                                 -------------------  ------------

Total Shareholders' Equity                                                  847,331       523,652
                                                                 -------------------  ------------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                $  1,588,148  $  1,806,582
                                                                 ==================  =============

                                 See accompanying notes to financial statements.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1999








                                         YEAR  ENDED                          YEAR  ENDED
                                      NOVEMBER  30,  1998                  NOVEMBER  30,  1999
                                     -------------------                   -------------------

REVENUES
Revenues                                 $  464,239                         $   593,620


COSTS AND EXPENSES
Selling, General and Administrative         405,115                             850,102
Consulting Expenses                          90,836                              75,702
Depreciation                                144,560                             144,560
Engineering Expenses                         57,580                              47,733
Rent Expense                                 98,724                             104,960
                                           --------                            --------

Total Costs and Expenses                    796,815                           1,223,057
                                           --------                           ---------

NET ORDINARY INCOME OR (LOSS)           $  (332,576)                        $  (629,437)
                                        ============                        ============


WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                 5,122,870                          10,060,239
                                        =============                       ============


NET (LOSS) PER COMMON SHARE           $       (0.06)                        $     (0.06)
                                      ===============                       ============

                                See accompanying notes to financial statements.

                                    RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                          STATEMENT OF CASH FLOWS
                               FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1999





                                                   YEAR  ENDED            YEAR  ENDED
                                                   NOVEMBER 30, 1998     NOVEMBER  30,  1999
                                                 --------------------    --------------------



CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating (Loss)                                  $(332,576)          $ (629,437)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES
Changes in Operating Assets and Liabilities
    Accounts Receivable                                (128,112)              47,517
    Inventory                                          (108,635)              65,403
    Provision for Depreciation and Amortization         144,560              144,560
    Accounts Payable                                     13,704               35,950
    Short Term Notes Payable                            100,000             (238,824)
                                                      ----------           -----------
                                                         21,517               54,606
                                                      ----------           -----------
Net Cash Provided by (Used in) Operating Activities    (311,059)            (574,831)
                                                      ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                (170,766)             (53,387)
Increase in Deposits                                     (2,000)
Advances in New Venture                                (156,262)            (693,565)
                                                      ----------           -----------
Net Cash Provided by (Used in) Investing Activities    (327,028)            (748,952)
                                                      ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt (Decrease) Increase - Due Shareholders             (29,460)             719,360
Debt Increase - Equipment Loan Funding                  250,000                  954
Debt Increase - Officer                                  44,764               24,673
Proceeds from Sale of Securities                        680,000              305,758
                                                      ----------          -----------
Net Cash Provided by (Used in) Financing Activities     945,204            1,050,745
                                                      ----------          -----------

NET INCREASE (DECREASE) IN CASH                         307,117             (273,038)

CASH, BEGINNING OF YEAR                                  (4,407)             302,710
                                                      ----------          -----------

CASH, END OF YEAR                                     $ 302,710           $   29,672
                                                      ==========          ===========

                            See accompanying notes to financial statements.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1999

NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     Rubber Technology International, Inc. (the "Company") was incorporated as Sunshine Capital, Inc. on July 25, 1986 in the state of Florida. It commenced operations in 1997 through the acquisition of a Nevada corporation, which had then commenced operations in California. The Company has had limited operations from its operational 1977 inception to November 30, 1999.

     The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common shares. As more fully described in the Statement of Shareholders' Equity, the Company has completed nine offerings of its common shares which were exempt from federal registration under the provisions of Regulation D, Rule 504 of the Securities Act of 1933, as amended. In the aggregate, the Company has obtained $1,907,185 through these offerings. There are no other authorized shares of common or preferred stock.

     During the period of these financial statements, the Company completed its production lines and initiated product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.


NOTE  2  -  ACCOUNTING  POLICIES  AND  PROCEDURES

     The consolidated financial statements of the Company are prepared using the accrual basis of accounting. A portion of the raw materials placed into production comes from whole tires received by the Company. A fee is normally paid the Company on receipt of these tires, which is directly recognized as revenue.

     All inventory items are stated at the lower of cost (first-in, first-out) or market value. Freight costs are included as expenses.

NOTE  2  -  ACCOUNTING  POLICIES  AND  PROCEDURES  (CONTINUED)

     Property, including leasehold improvements, and equipment are carried at cost. Depreciation is provided using the straight line method over the estimated useful life of the equipment. Leasehold improvements are amortized over the term of the applicable lease, assuming all extensions are exercised.

     The Company's main operating facility is located in an Enterprise Zone within the City of Los Angeles. This allows for tax advantages such as labor and investment credits and extended tax carry-overs, which are included herein. The Company has experienced operating losses to date and evaluates its need for a provision for federal income tax after each quarter. Income taxes for the current years are offset by prior years losses and tax credits principally arising from the stated Enterprise Zone credits and provisions. Its rubber recycling facility is operated by the Nevada corporation.

     All exchanges of common stock for services rendered, as more fully described in the Statement of Shareholders' Equity and Note 5 were recorded at the fair value of the services.

     The Company has not adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

     The  Company  has  adopted  November  30  as  its  fiscal  year  end.


NOTE  3  -  GOING  CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company's current operations are not sufficient to cover all its costs. Without realization of additional capital or increased operational revenues, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital from qualified investors under loans and private placement provisions available to it and to increase the level of recurring revenues to cover its costs.

NOTE  4  -  LONG  TERM  LIABILITIES

     The Company is obligated under a loan which is secured by its production assets. The loan is fully amortizing over an eighty-four month term at $4,765 per month, terminating November 2006. This loan has been personally guaranteed by a shareholder.

     Under the provisions of the long term debt agreements, the Company has the following minimum annual payment obligations:


                                                Year  Ended  November  30
                                          ------------------------------------
                                            2000        2001        2002
                                           ------     -------     -------
Note  Payable  -  Equipment              $  57,180     $ 57,180    $57,180
Note  Payable  -  Officer                   12,000       12,000     12,000
Due  Shareholders                           90,000       72,000     72,000

                                          $159,180     $141,180   $141,180
                                          ========     ========   ========



NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     Due shareholders consists of $268,000 due two shareholders, arising from monetary investments, the guarantee described in Note 5, and minor services by a shareholder, and $461,570 due an officer and shareholder, arising from monetary investments into the Company.
Certain current liabilities have been personally guaranteed by an officer of the Company.

     Other than the loans from officers and shareholders, the Company has not engaged in related party transactions.

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE  6  -  LEASE  COMMITMENTS

     As of November 30, 1999, the Company is obligated under leases for its production facilities. Future minimum lease payments under these leases are:

Term                              Minimum  Annual  Payment
----                              ------------------------
December  1999  -  November  2000                    $  153,700
December  2000  -  November  2001                       156,700
December  2001  -  November  2002                       160,300
December  2002  -  November  2003                       161,800
December  2003  -  November  2004                       387,600
                                                        -------
                                                   $  1,020,100
                                                   ============

     The primary term of the facility leases ends December 2001. The Company has an option to extend the term of these leases for an additional five years. The leases and the options provide for cost of living increases between 3-6% per year on the lease anniversary dates in 2000, 2002 and 2004, if extended. Additionally, the Company is required to pay any property tax increases over the base year.

     The lease provides the Company an option to purchase the property under market conditions.