Form 10QSB
period 2000-02-29
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2000-07-12
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  February 29, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.0001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title  of  each  class  of  Common  Stock Outstanding  as  February 29, 2000
   ----------------------------------------- -----------------------------
   Common  Stock,  $0.0001  par  value                  12,885,724



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Balance Sheets at February 28, 1999 and February 29, 2000 (Unaudited).

Statements of Operations (Unaudited) for the three months ended
February 28, 1999 and for the three months ended February 29, 2000.

Statements of Cash Flows (Unaudited) for the three months ended
February 28, 1999 and for the three months ended February 29, 2000.

Notes  to  Financial  Statement Disclosures (Unaudited) at February 29, 2000.


Item  2.     Management's Discussion and Analysis or Plan  of  Operation


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                               RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                                 BALANCE  SHEET


                                                  ASSETS
                                                                   FEBRUARY 28, 1999    FEBRUARY 29, 2000
                                                                   -------------------  -------------------
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           52,315   $           99,204
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .              18,235               40,270
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .             108,635               43,232
                                                                   -------------------  -------------------
  Total Current Assets. . . . . . . . . . . . . . . . . . . . . .             179,185              182,706

PROPERTY AND EQUIPMENT
Property and Equipment, net of accumulated depreciation . . . . .             865,975              783,937

OTHER ASSETS
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .             733,811              852,090
Deposit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,500               10,813
Plant Design - Second Plant . . . . . . . . . . . . . . . . . . .              92,816               92,816
                                                                   -------------------  -------------------
  Total Other Assets. . . . . . . . . . . . . . . . . . . . . . .             837,127              955,719
                                                                   -------------------  -------------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,882,287   $        1,922,362
                                                                   ===================  ===================


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable. . . . . . . . . . . . . . . . . . . . . . . . .  $           51,961   $          106,769
Current Portion of Long-Term Debt . . . . . . . . . . . . . . . .              57,180               57,180
Short Term Notes Payable. . . . . . . . . . . . . . . . . . . . .             104,819              132,229
                                                                   -------------------  -------------------
  Total Current Liabilities . . . . . . . . . . . . . . . . . . .             213,960              296,178

LEASE COMMITMENT (NOTE 6)

LONG-TERM LIABILITIES (NOTES 4 AND 5)
Note Payable - Equipment. . . . . . . . . . . . . . . . . . . . .             192,820              193,545
Notes Payable - Officers. . . . . . . . . . . . . . . . . . . . .              36,100               81,739
Due Shareholders. . . . . . . . . . . . . . . . . . . . . . . . .             298,024              804,021
                                                                   -------------------  -------------------
                                                                              526,944            1,079,305
                                                                   -------------------  -------------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .             740,904            1,375,483

SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, authorized 75 million shares;
  Issued and outstanding at February 29, 2000, 12,885,724 shares.                 990                1,289

Additional Paid-In Capital, from Sales of Common Shares . . . . .           2,115,692            2,314,744

Retained Deficit (accumulated during initial operating stage) . .            (975,299)          (1,769,155)
                                                                   -------------------  -------------------
TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .           1,141,383              546,878
                                                                   -------------------  -------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . . . .  $        1,882,287   $        1,922,361
                                                                   ===================  ===================

                    See  accompanying  notes to financial statement disclosures.

                    RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                              STATEMENT  OF  OPERATIONS

                                           THREE MONTHS         THREE MONTHS
                                           ENDED                ENDED
                                           FEBRUARY 28, 1999    FEBRUARY 29, 2000
                                           -------------------  -------------------
REVENUES
Revenues. . . . . . . . . . . . . . . . .  $          262,282   $          105,504

COST OF GOODS SOLD
Labor . . . . . . . . . . . . . . . . . .              41,958               47,317
Repairs and Maintenance . . . . . . . . .               7,782               12,098
Trash . . . . . . . . . . . . . . . . . .               3,454                8,145
Raw Materials and Other . . . . . . . . .               7,948               13,495
                                           -------------------  -------------------
  Total Cost of Goods Sold. . . . . . . .              61,142               81,055
                                           -------------------  -------------------

GROSS MARGIN. . . . . . . . . . . . . . .             201,140               24,449

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent . . . . . . . . . . . . . .              18,020               38,126
Legal and Professional. . . . . . . . . .              58,895               58,354
Research and Development. . . . . . . . .              19,500               28,500
Depreciation and Amortization . . . . . .              30,936               36,000
Utilities . . . . . . . . . . . . . . . .              11,739               12,065
Interest Expense. . . . . . . . . . . . .              44,230               10,921
Other Expenses. . . . . . . . . . . . . .              29,087               16,170
                                           -------------------  -------------------
                                                      212,407              200,136
                                           -------------------  -------------------

NET INCOME (LOSS) BEFORE TAXES ON INCOME.             (11,267)            (175,687)

TAXES ON INCOME . . . . . . . . . . . . .                   -                    -
                                           -------------------  -------------------

NET ORDINARY INCOME (LOSS). . . . . . . .  $          (11,267)  $         (175,687)
                                           ===================  ===================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING . . . . . . . . . . . . . .           9,273,387           10,956,981
                                           ===================  ===================

NET INCOME (LOSS) PER COMMON SHARE. . . .  $           (0.001)  $            (0.02)
                                           ===================  ===================

          See  accompanying  notes  to  financial  statements  disclosures.

               RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                          STATEMENT  OF  CASH  FLOWS

                                                        THREE MONTHS           THREE MONTHS
                                                        ENDED                  ENDED
                                                        FEBRUARY 28, 1999      FEBRUARY 29, 2000
                                                        ---------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Income (Loss). . . . . . . . . . . . . .  $            (11,267)  $         (175,687)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable. . . . . . . . . . . . . . . . .                54,856              (14,696)
  Provision for Depreciation and Amortization. . . . .                30,936               36,000
  Accounts Payable . . . . . . . . . . . . . . . . . .               (30,829)             (11,971)
  Short Term Notes Payable . . . . . . . . . . . . . .              (248,234)              18,000
                                                        ---------------------  -------------------
  Net Cash Provided by (Used in) Operating Activities.              (204,538)            (148,354)
                                                        ---------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment. . . . . . . .                (8,035)             (22,232)
Increase in Deposit. . . . . . . . . . . . . . . . . .                (2,000)                (313)
Advances to New Venture. . . . . . . . . . . . . . . .              (620,292)             (45,006)
                                                        ---------------------  -------------------
  Net Cash Provided by (Used in) Investing Activities.              (630,327)             (67,551)
                                                        ---------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Increase,  Due Shareholders . . . . . . . . . . .               287,814               74,451
Debt (Decrease),  Equipment Loan Funding . . . . . . .                  (229)
Debt (Decrease) Increase,  Notes Payable - Officers. .                (8,664)              12,302
Net Proceeds from Sale of Securities . . . . . . . . .               305,320              198,913
                                                        ---------------------  -------------------
  Net Cash Provided by Financing Activities. . . . . .               584,470              285,437
                                                        ---------------------  -------------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .              (250,395)              69,532

CASH, beginning of period. . . .  . . . . . . . . . .                302,710               29,672
                                                        -------------------               -------

CASH, end of period . . . . . . . . . . . . . .           $           52,315              $99,204
                                                        ===================               =======

            See  accompanying  notes  to  financial  statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENT DISCLOSURES
                                FEBRUARY 29, 2000

NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     Rubber Technology International, Inc. (the "Company") was incorporated as Sunshine Capital, Inc. on July 25, 1986 in the state of Florida. It commenced operations in 1997 through the acquisition of a Nevada corporation, which had then commenced operations in California. The Company has had limited operations from its operational 1977 inception to February 29, 2000.

     The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common shares. The Company has completed eleven offerings of its common shares which were exempt from federal registration under the provisions of Regulation D, Rule 504 of the Securities Act of 1933, as amended. In the aggregate, the Company has obtained $2,316,033 through these offerings. There are no other authorized shares of common or preferred stock.

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

     Repair and maintenance expenses individually exceeding $500 are amortized over the ensuing six month period.

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

     All exchanges of common stock for services rendered are recorded at the fair value of the services.

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

     See Note 7, Subsequent Events. In the Company's opinion, this financing substantially completes the required financing to establish continued profitable rubber recycling operations.

NOTE  4  -  LONG  TERM  LIABILITIES

     The Company is obligated under a loan which is secured by its production assets. The loan is fully amortizing over an eighty-four month term at $4,765 per month, terminating May 2006. This loan has been personally guaranteed by a shareholder.

     Under the provisions of the long term debt agreements, the Company has the following minimum annual payment obligations:



                                                      Year Ended February 28
                                           2001               2002                2003
                                           ----               ----                ----
Note Payable - Equipment. . . . . . . . . $57,180             57,180            $57,180
Note Payable - Officers . . . . . . . . .  24,000             24,000             24,000
Due Shareholders. . . . . . . . . . . . .  90,000             72,000             72,000
                                          -------             ------             ------
                                         $171,180           $153,180           $153,180
                                         ========           ========           ========


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     Due shareholders consists of $804,021 due two shareholders, arising from monetary investments, the guarantee described in Note 4, and minor services by a shareholder, and $554,021 due an officer and shareholder, arising from monetary investments into the Company. Certain current liabilities have been personally guaranteed by an officer of the Company.

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

     As of February 29,, 2000, the Company is obligated under leases for its production facilities. Future minimum lease payments, including option periods, under these leases are:



Term . . . . . . . . . . .  Minimum Annual Payment
--------------------------  -----------------------
March 2000 - February 2001  $               156,100
March 2001 - February 2002                  160,700
March 2002 - February 2003                  170,500
March 2003 - February 2004                  180,900
March 2004 - February 2005                  191,500
                            -----------------------
                            $               859,700
                            =======================


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

     The lease provides the Company an option to purchase the property under market conditions.


NOTE  7  -  SUBSEQUENT  EVENTS
           SENIOR  SUBORDINATED  CONVERTIBLE  DEBENTURES

     On March 10, 2000, the Company funded an 8% Senior Subordinated Convertible Redeemable Debenture in the aggregate amount of $800,000, payable $400,000 at closing and $400,000 sixty days later. These debentures were purchased at ninety per cent of the face amount. Interest is payable monthly and the debentures are all due March 10, 2002.

     At the discretion of the holder and on notice to the Company, these debentures are convertible into common shares of the Company at seventy five per cent of the closing bid price as of the close of trading the day prior to exercise of any conversion by the holder. As of May 31, 2000, the debentures were fully funded and $225,000 of the debenture debt was converted into 2,099,390 shares of the Company's common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

It is believed that the market for the Company's existing products and additional products currently being researched will be of sufficient quantity to deliver all the rubber products the Company can produce against sales orders. The Company intends, on a short term basis, to continue sales principally in the south western United States. Sales are scheduled to expand to additional states and, eventually, internationally.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

REVENUES - Revenues totaled $105,504 and $262,282 for the three months ended February 29, 2000 and February 28, 1999, respectively. During the period ended February 29, 2000, the Company further expanded its products to additionally include playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the molded goods arena, certain customer relationships have required a period of mutual research to determine the best product materials mixture. Based on these positive relationships, the Company is of the opinion that the volume of its shipped products will significantly increase its product deliveries in the near future in both its molded and crumb rubber product lines. Revenues for the three months ended February 28, 1999 included $225,000 in management fees, pursuant to an agreement wherein the Company provided management expertise in the development of a potential joint venture. Revenues in the period ended February 29, 2000 were solely from the receipt of tires into production and sales of rubber based products.

COST OF SALES - Cost of sales totaled $81,055 and $61,142 for the three month periods ended February 29, 2000 and February 28, 1999, respectively. Cost of sales for the period ended February 29, 2000 were comprised primarily of direct labor costs of $47,317, disposal costs of $8,145 and equipment reconfiguration and maintenance of $12,098. Cost of sales for the period ended February 28, 1999 were primarily comprised of direct labor costs of $41,958 and maintenance of equipment totaling $7,782. As a percentage of total revenues, cost of sales was 76.8% and 23.3%, resulting in apparent gross margins of 23.2% and 76.7% for the periods ended February 29, 2000 and February 28, 1999, respectively. Excluding the $225,000 of management revenues, the comparative cost of sales percentages become 76.8% and a negative 163% and the gross margin comparative percentages become 23.2% and a negative 64%. The primary reason for the negative percentages for the period ended February 28, 1999 was the decision to maintain a minimum, but experienced, production staff, when sales of rubber based products at that time were inconsistent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("S,G&A") expenses totaled $200,136 and $212,407, for the three month periods ended February 29, 2000 and February 28, 1999, respectively. In the period ended February 29, 2000, the Company completed two financing transactions of the sale of common stock and incurred significant expenses in these transactions. In the period ended February 28, 1999 the Company completed equipment and one common stock financing transactions and incurred significant expenses in these transactions. S,G&A expenses for the period ended February 29, 2000 were comprised of $58,354 legal and professional fees related primarily to financing transactions, facilities rent of $38,126, depreciation of $36,000, product development costs of $28,500. and officer salaries of $21,250. S.G&A expenses for the three month period ended February 28, 1999 were comprised primarily of professional fees of $58,895 relating to the financing referenced above, facilities rent of $18,020, depreciation of $30,936, product research of $19,500, officer salaries of $21,990, and interest and related expense of $44,230 relating to the new equipment loan funding early in the period. The net loss was $175,687and $11,267 for the three month periods ended February 29, 2000 and February 28, 1999, respectively.

ASSETS AND LIABILITIES - Assets increased from $1,882,267 as of February 28, 1999 to $1,922,362 as of February 29, 2000. The increase was attributable to increases in the long-term investment in a formative joint venture and increases of property and equipment of $61,962 net of $144,000 of accumulated equipment depreciation. Liabilities increased from $740,904 as of February 28, 1999 to $1,375,483 as of February 29, 2000. This increase was attributable to increases in accounts payable of $54,808, increases of short-term debt of $27,410 and $45,639 in notes due Company officers, and advances from an officer and his family trust and one additional shareholder of $505,997.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from $1,141,383 as of February 28,1999 to $546,879 as of February 29, 2000. The decrease was attributable to the incurred net loss for the year ended February 29, 2000 of $793,855, offset by amounts raised in the Company's Rule 504 offerings of its common stock of $199,351.

LIQUIDITY  AND  CAPITAL  RESOURCES
GENERAL Overall, the Company had a positive cash flow of $29,672 in three month period ending February 29, 2000 resulting from $285,437 of cash provided by the Company's financing activities including $198,913 in funds provided by the sale of securities and $74,451 in loans from an officer and shareholder, offset by $148,354 of cash used in operating activities and $67,551of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $ 148,354 in the three month period ended February 29, 2000 was primarily due to a net loss of $175,687 and decreases in operating assets principally accounts receivable of $14,696 and the decrease of accounts payable of $11,971, offset partially by the increase of short term notes payable of $18,000.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $67,551 in the three month period ended February 29, 2000 funded advances to a new joint venture of $45,006 and purchases of equipment of $22,232.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $285,437 in the three month period ended February 29, 2000 was primarily due to the proceeds from sales of the Company's common stock of $198,913 and proceeds from borrowings from a shareholder of $74,451.


CAPITAL  EXPENDITURES
The Company expended $22,232 in the three months ended February 29, 2000 to purchase additional equipment in connection with the expansion of its business.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in Form 10-KSB as of November 30, 1999, that the Company has incurred operating losses in the last two years and has not established a long-term source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION
Management believes that inflation has not had a material effect on the Company's results of operations.

YEAR  2000  DISCLOSURE

The Company has completed a review of its computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the inability of many existing computer and microcontroller systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and the underlying carrier (AT&T) of its long distance telephone service. The Company also relies on its own computer and non-IT systems (which consists of personal computers, internal telephone systems, Internet server and associated software and operating systems). In conducting the Company's review of its internal systems, the Company performed operational tests of its systems which revealed no Y2K problems. As a result of its review, the Company has discovered no problems with its systems relating to the Y2K issue and believes that such systems are Y2K compliant. Additionally, the Company has obtained written assurances from all of its major suppliers of third-party computer systems and applications, indicating that they have completed a review of their respective computer systems and that such systems are Y2K compliant. Costs associated with the Company's review were not material to its results of operations.

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

EMPLOYMENT

As  of  February  29,  2000,  the  Company  had  22  full  time  employees.

                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

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

On March 12, 2000, the Company entered into a Stock Exchange Agreement with an unrelated accredited third party to acquire 100% of Global Sight, Inc., a Nevada Corporation, in exchange for 1,200,000 shares of its restricted common stock. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

During March 2000, the Company issued 800,000 shares of common stock in exchange for consultation services rendered in connection with the acquisition of Global Sight, Inc. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

     On March 14, 2000, the Company filed a current report on Form 8-K dated March 12, 2000 reporting its acquisition of Global Sight, Inc.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        RUBBER TECHNOLOGY INTERNATIONAL, INC.

                                        By  /s/  Raymond Webb
                                        ----------------------------------
                                        Raymond Webb
                                        President  &  CEO

Dated:  July 12,  2000