Form 10QSB
period 2000-05-31
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2000-07-17
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the quarterly period ended May 31, 2000

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

     Yes   X     No
         ----

     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

      Title of each class of Common Stock         Outstanding  as July 14, 2000
   -----------------------------------------      -----------------------------
       Common Stock, $0.0001 par value                    30,095,626

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

- Balance Sheets at May 31, 1999 and May 31, 2000 (Unaudited).

- Statements of Operations (Unaudited) for the three months ended
  May 31, 1999 and for the three months ended May 31, 2000 and for the six months ended May 31, 1999 and for the six-months ended
  May 31, 2000.

- Statements of Cash Flows (Unaudited) for the three months ended
  May 31, 1999 and for the three months ended May 31, 2000 and for the six months ended May 31, 1999 and for the six-months ended
  May 31, 2000.

Notes to Financial Statement Disclosures (Unaudited) at May 31, 2000.

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


                    RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                BALANCE  SHEET

                                    ASSETS


                                                                 MAY 31, 1999    MAY 31, 2000
                                                                 --------------  --------------
CURRENT ASSETS
Cash                                                             $      19,267   $     385,270
Accounts Receivable                                                     36,299          54,812
Inventory                                                               73,635          28,432
                                                                 --------------  --------------
  Total Current Assets                                                 129,201         468,514

PROPERTY AND EQUIPMENT
Property and Equipment, net of Accumulated Depreciation                839,284         787,925

OTHER ASSETS
Account Receivable                                                     721,698         953,298
Deposit                                                                 10,500          10,813
Corporate reorganization and Debenture                                                 330,000
Plant Design - Second Plant                                             92,816          92,816
                                                                 --------------  --------------
  Total Other Assets                                                   825,014       1,386,927
                                                                 --------------  --------------

TOTAL ASSETS                                                     $   1,793,499   $   2,643,366
                                                                 ==============  ==============


                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITES
Accounts Payable                                                 $      97,800   $     147,433
Current Portion of Long-Term Debt                                       57,180          57,180
Short Term Notes Payable                                               100,000         135,593
                                                                 --------------  --------------
  Total Current Liabilities                                            254,980         340,206

LEASE COMMITMENTS (NOTE 7)

LONG-TERM LIABILITIES (NOTES 4 AND 5)
Note Payable - Equipment                                               192,820         198,089
Notes Payable - Officers                                                36,100          87,588
Due Shareholders                                                       306,802         869,066
Senior Subordinated Convertible Debentures                                             575,000
                                                                 --------------  --------------
                                                                       535,722       1,729,743
                                                                 --------------  --------------
TOTAL LIABILITIES                                                      790,702       2,069,949

SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, authorized 75 million shares;
  Issued and outstanding at May 31, 2000, 17,097,614 shares                982           1,709

Additional Paid-In Capital, from Sales of Common Shares              2,116,070       2,639,323

Retained Deficit (accumulated during initial operating stage)       (1,114,255)     (2,067,615)
                                                                 --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                           1,002,797         573,417
                                                                 --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   1,793,499   $   2,643,366
                                                                 ==============  ==============


                   See accompanying notes to financial statement disclosures.


                           RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                STATEMENT  OF  OPERATIONS


                                      THREE MONTHS    SIX MONTHS      THREE MONTHS    SIX MONTHS
                                         ENDED           ENDED           ENDED           ENDED
                                      MAY 31, 1999    MAY 31, 1999    MAY 31, 2000    MAY 31, 2000
                                      --------------  --------------  --------------  --------------
REVENUES
Revenues                              $     110,509   $     372,791   $     174,916   $     280,420

COST OF GOODS SOLD
Labor                                        55,198          97,157         111,267         158,584
Repairs and Maintenance                      19,429          27,211          30,470          42,568
Trash                                         3,812           7,266          38,962          47,108
Raw Materials and Other                      14,690          22,638          39,907          53,401
                                      --------------  --------------  --------------  --------------
  Total Cost of Goods Sold                   93,129         154,272         220,606         301,661
                                      --------------  --------------  --------------  --------------
GROSS MARGIN (LOSS)                          17,380         218,519         (45,690)        (21,241)

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                26,010          44,030          38,438          76,564
Legal and Professional                       21,157          80,052          40,682          98,288
Research and Development                     12,758          32,258          39,014          67,513
Depreciation and Amortization                37,875          68,811          36,000          72,000
Utilities                                    14,047          25,786          25,716          37,780
Interest Expense                             12,428          56,658          14,265          25,813
Other Expenses                               31,114          60,201          57,856          74,148
                                      --------------  --------------  --------------  --------------
                                            155,389         367,796         251,971         452,106
                                      --------------  --------------  --------------  --------------

NET INCOME (LOSS) BEFORE TAXES ON
  INCOME                                   (138,009)       (149,277)       (297,661)       (473,347)

TAXES ON INCOME                                 947             947             800             800
                                      --------------  --------------  --------------  --------------

NET ORDINARY INCOME (LOSS)            $    (138,956)  $    (150,224)  $    (298,461)  $    (474,147)
                                      ==============  ==============  ==============  ==============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                     10,156,878       9,721,073      15,192,882      13,089,979
                                      ==============  ==============  ==============  ==============

NET INCOME (LOSS) PER COMMON SHARE    $       (0.01)  $       (0.02)  $       (0.02)  $       (0.04)
                                      ==============  ==============  ==============  ==============




                   See accompanying notes to financial statement disclosures.


                            RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                 STATEMENT  OF  CASH  FLOWS


                                                      THREE MONTHS    SIX MONTHS      THREE MONTHS    SIX MONTHS
                                                         ENDED           ENDED           ENDED           ENDED
                                                      MAY 31, 1999    MAY 31, 1999    MAY 31, 2000    MAY 31, 2000
                                                      --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Income (Loss)                           $    (138,957)  $    (150,224)  $    (298,460)  $    (474,147)

ADJUSTMENTS TO RECONCILE NET LOSS
TO  NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable                                       (18,064)         36,792         (14,542)        (29,238)
  Inventory                                                  35,000          35,000          14,800          14,800
  Provision for Depreciation and Amortization                37,875          68,811          36,000          72,000
  Accounts Payable                                           45,839          15,010          40,664          28,693
  Short Term Notes Payable                                   (4,819)       (253,053)          3,364          21,364
                                                      --------------  --------------  --------------  --------------
Net Cash (Used in) Operating Activities                     (43,126)       (247,664)       (218,174)       (366,528)
                                                      --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                     (11,183)        (19,218)        (39,989)        (62,221)
Increase in Deposit                                                          (2,000)              -            (313)
Corporate Reorganization and Debenture Costs               (330,000)       (330,000)
Receipts From (Advances to) New Venture                      12,113        (608,179)       (101,208)       (146,214)
                                                      --------------  --------------  --------------  --------------
Net Cash Provided by (Used in) Investing Activities             930        (629,397)       (471,197)       (538,748)
                                                      --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Increase, Due Shareholders                               8,778         296,592          65,045         139,496
Debt Increase, Equipment Loan Funding                                                         4,544           4,315
Debt (Decrease) Increase,  Notes Payable - Officers          (8,664)          5,849          18,151
Proceeds from Sale of Securities                                370         305,690         324,999         523,912
Proceeds from the Sale of Debentures                                                        800,000         800,000
Conversion of Debentures into Common Shares                                                (225,000)       (225,000)
                                                      --------------  --------------  --------------  --------------
Net Cash Provided by Financing Activities                     9,148         593,618         975,437       1,260,874
                                                      --------------  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH                             (33,048)       (283,443)        286,066         355,598

CASH, BEGINNING OF PERIOD                                    52,315         302,710          99,204          29,672
                                                      --------------  --------------  --------------  --------------

CASH, END OF PERIOD                                   $      19,267   $      19,267   $     385,270   $     385,270
                                                      ==============  ==============  ==============  ==============



            See accompanying notes to financial statement disclosures.

                  RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
               NOTES  TO  FINANCIAL  STATEMENT  DISCLOSURES
                             MAY 31, 2000


NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     Rubber Technology International, Inc. (the "Company") was incorporated as Sunshine Capital, Inc. on July 25, 1986 in the state of Florida. It commenced operations in 1997 through the acquisition of a Nevada corporation, which had then commenced operations in California. The Company had limited operations from its operational 1977 inception to May 31, 2000. Operations have substantially increased during the current fiscal period. Agreements for continuing volume shipments are being executed and additional sales and recurring profitable operations are now anticipated.

     The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common shares. Since corporate inception, the Company has completed eleven offerings of its common shares resulting in $2,316,033 in gross proceeds to the Company.

     Until March 12, 2000 the Company was publically trading its common shares but was not a "fully reporting" company under SEC regulations. On March 12, 2000, the Company acquired 100% of the common shares of Global Sight, Inc., a Nevada Corporation, in exchange for 1,200,000 shares of its restricted common stock. The acquisition was treated as a purchase.

     Through a consultation agreement as an integral part of the acquisition of Global Sight, Inc., the Company also issued 800,000 shares of its common shares, which was subsequently registered on Form S-8. A Form 8-K was filed with the SEC disclosing this acquisition. Full reporting of the Company's financial statements was concurrently initiated.

     The Company, in March 2000, entered into a Securities Purchase Agreement providing the Company $800,000 in debenture funding.

     During the period of these financial statements, the Company completed its production lines and initiated recurring product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.

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

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company's current operations are not sufficient to cover all its costs. Without realization of additional capital or increased operational revenues, it would be unlikely for the Company to continue as a going concern. As positive conditions exist, it is management's plan to seek additional capital from qualified investors under loans and private placement provisions available to it and to increase the level of recurring revenues to cover its costs.

     As further described in Note 6, it is the Company's opinion that this financing substantially completes the required financing to establish continued profitable rubber recycling operations.

NOTE  4  -  LONG  TERM  LIABILITIES

     The Company is obligated under a loan which is secured by its production assets. The loan is fully amortizing over an original eighty-four month term at $4,765 per month, terminating May 2006. This loan has been personally guaranteed by a shareholder.

     Under the provisions of the long term debt agreements, the Company has the following minimum annual payment obligations:
                                                 Year  Ended  May  31
                                   ---------------------------------------------
                                          2001        2002        2003
                                         ------     -------     -------
Note  Payable  -  Equipment            $ 57,180    $ 57,180    $ 57,180
Note  Payable  -  Officers               24,000      24,000      24,000
Due  Shareholders                        90,000      72,000      72,000
                                         ------     -------     -------
                                       $171,180    $153,180    $153,180
                                         ======     =======     =======

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     Due Shareholders consists of $869,066 due two shareholders, arising from monetary investments, the guarantee described in Note 4, and minor services by a shareholder, and $619,066 due an officer and shareholder, arising from monetary investments into the Company.
Certain current liabilities have been personally guaranteed by an officer of the Company.

     Other than the loans from officers and shareholders, the Company has not engaged in related party transactions.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE  6  -  SENIOR  SUBORDINATED  CONVERTIBLE  DEBENTURES

     On March 10, 2000, the Company funded an 8% Senior Subordinated Convertible Redeemable Debenture in the aggregate amount of $800,000. As of May 31, 2000 the Debenture was fully funded. These debentures were purchased at ninety per cent of the face amount. Interest is payable monthly and all unconverted debentures are due March 10, 2002.

     At the discretion of the holder and on notice to the Company, these debentures are convertible into common shares of the Company at seventy five per cent of the closing bid price as of the close of trading the day prior to exercise of any conversion by the holder. As of May 31, 2000, $225,000 of the debenture debt was converted by the holder into 2,099,390 shares of the Company's common stock. Accordingly, the remaining Debenture outstanding was $575,000.

NOTE  7  -  LEASE  COMMITMENTS

     As of May 31, 2000, the Company is obligated under leases for its production facilities. Future minimum lease payments, including option periods, under these leases are:

          Term                              Minimum  Annual  Payment
          ----                              ------------------------
     June  2000  -  May  2001                         $  156,100
     June  2001  -  May  2002                            160,700
     June  2002  -  May  2003                            170,500
     June  2003  -  May  2004                            180,900
     June  2004  -  May  2005                            191,500
                                                         -------
                                                      $  859,700
                                                         =======

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Cost of sales includes the operation, including maintenance, of the Company's light and heavy equipment, the direct labor to operate this machinery and the supplies incident to the sales and plant operations. Selling, general and administrative expenses consist of the cost of research and development of new or enhanced existing products, corporate expenses and all administrative personnel and expenses to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

SIX  MONTHS  ENDED  MAY  31,  2000  COMPARED  TO  SIX  MONTHS ENDED MAY 31, 1999

REVENUES - Revenues totaled $280,420 and $372,791 for the six months ended May 31, 2000 and May 31, 1999, respectively. During the period ended May 31, 2000, the Company further expanded its products to additionally include playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the area of molded goods, certain customer relationships have required a period of mutual research to determine the best product materials mixture. Based on these positive relationships, the Company is of the opinion that there will be significant increases in its product deliveries in the near future in both its molded and crumb rubber product lines. Revenues for the six months ended May 31, 1999 included $225,000 in management fees, pursuant to an agreement wherein the Company provided management expertise in the development of a potential joint venture. Revenues in the period ended May 31, 2000 were solely from the receipt of tires into production and sales of rubber based products.

COST OF SALES - Cost of sales totaled $301,661 and $154,272 for the six month periods ended May 31, 2000 and May 31, 1999, respectively. Cost of sales for the period ended May 31, 2000 were comprised primarily of direct labor costs of $158,584, disposal costs of $47,108 and equipment reconfiguration and maintenance of $42,568. Cost of sales for the period ended May 31, 1999 were primarily comprised of direct labor costs of $97,157 and maintenance of equipment totaling $27,211. As a percentage of total revenues, cost of sales was a negative 107.5% and 41.3%, resulting in apparent gross margins of a negative 7.5% and 58.7% for the periods ended May 31, 2000 and May 31, 1999, respectively. Excluding the $225,000 of management revenues, the comparative cost of sales percentages become a negative 107.5% and a negative 104.4% and the gross margin comparative percentages become a negative 7.5% and a negative 4.4%. The primary reasons for the cost of sales negative 7.5% for the six months ended May 31, 2000 was the substantial increase of disposal costs from 4.9% (1999) to 16.8% (2000) and the increased equipment, expansion and supplies costs, which was expensed, in the three months to May 31, 2000. These planned production cost increases were in anticipation of increased production and sales for the fiscal third quarter and are the first such expenses which the Company believes will ultimately lead to increased production efficiencies. Increased disposal costs are a direct result of inefficiencies in the current production equipment. New equipment is on order to correct this situation. The primary reason for the negative 4.4% for the period ended May 31, 1999 was the decision to maintain a minimum, but experienced, production staff, when sales of rubber based products at that time were inconsistent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $452,106 and $367,796, for the six month periods ended May 31, 2000 and May 31, 1999, respectively. In the period ended May 31, 2000, the Company completed a debenture funding and two financing transactions of the sale of common stock and incurred significant expenses in these transactions. In the period ended May 31, 1999 the Company completed equipment and one common stock financing transaction. SG&A expenses for the period ended May 31, 2000 were comprised of $98,288 in legal and professional fees related primarily to financing transactions, facilities rent of $76,564, depreciation of $72,000, product development costs of $67,513 and officer salaries of $57,604. SG&A expenses for the six month period ended May 31, 1999 were comprised primarily of professional fees of $80,052 relating to the financing above referenced, facilities rent of $44,030, depreciation of $68,811, product research of $32,258, officer salaries of $29,083, and interest and related expense of $56,658 relating to the new equipment loan funding early in the period. Premises rental expenses increased 73% due to the addition of additional and contiguous yard space acquired in late 1999 to allow for more production space and certain utilization efficiencies. The net loss was $474,147and $150,224 for the six month periods ended May 31, 2000 and May 31, 1999, respectively.

ASSETS AND LIABILITIES - Assets increased from $1,806,582 as of November 30, 1999 to $2,643,366 as of May 31, 2000. The increase was attributable to a $355,598 increase in cash, a $146,214 increase in the long-term investment in a joint venture, a $330,000 capitalization of the costs of the acquisition of Global Sight, Inc. and concurrent debenture funding and a decrease of property and equipment of $62,221, net of $72,000 of accumulated equipment depreciation. Liabilities increased from $1,292,320 as of November 30, 1999 to $2,069,949 as of May 31, 2000. This increase was attributable to increases in accounts payable of $28,693, increases of short-term debt of $21,364, increases in notes due Company officers of $18,151, advances from an officer and his family trust and one additional shareholder of $139,496 and the March 2000 funding of an $800,000 convertible debenture due March 2002, net of $225,000 in converted debentures.

SHAREHOLDERS' EQUITY - Shareholders' equity increased from $523,652 as of November 30, 1999 to $573,417 as of May 31, 2000. The increase was attributable to amounts raised in the Company's Rule 504 offerings of its common stock of $298,912 and the conversion of $225,000 in outstanding debentures, offset by the operating net losses for the six months ended May 31, 2000 of $474,147.


LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $355,598 in the six month period ending May 31, 2000 resulting from $1,260,874 of cash provided by the Company's financing activities offset by $366,528 of cash used in operating activities and $538,748 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $366,258 in the six month period ended May 31, 2000 was primarily due to a net loss of $474,147 and an increase of accounts receivable of $29,238, offset partially by an increase of accounts payable of $28,693 and an increase of short term notes payable of $21,364.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $538,748 in the six month period ended May 31, 2000 funded $330,000 of costs involved in the March 2000 corporate purchase of Global Sight, Inc. and the concurrent debenture funding, $146,214 invested in the venture project and $62,221 invested in new production equipment.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,260,874 in the six month period ended May 31, 2000 was primarily due to the proceeds from sales and issuances of the Company's common stock of $523,912, proceeds from the $800,000 debenture funding, of which $225,000 were converted to common shares, and proceeds from borrowings from a shareholder of $139,496.

CAPITAL  EXPENDITURES

The Company expended $62,221 in the six months ended May 31, 2000 to purchase additional equipment in connection with the expansion of its business.


THREE  MONTHS  ENDED  MAY  31,  2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

REVENUES - Revenues totaled $174,916 and $110,509 for the three months ended May 31, 2000 and May 31, 1999, respectively. During the period ended May 31, 2000, the Company further expanded its products to additionally include playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the area of molded goods, certain customer relationships have required a period of mutual research to determine the best product materials mixture. Based on these positive relationships, the Company is of the opinion that there will be significant increases in its product deliveries in the near future in both its molded and crumb rubber product lines.

COST OF SALES - Cost of sales totaled $220,606 and $93,129 for the three month periods ended May 31, 2000 and May 31, 1999, respectively. Cost of sales for the three month period ended May 31, 2000 were comprised primarily of direct labor costs of $111,267, disposal costs of $38,962 and equipment reconfiguration and maintenance of $30,470. Cost of sales for the period ended May 31, 1999 were primarily comprised of direct labor costs of $55,198 and maintenance of equipment totaling $19,429. As a percentage of total revenues, cost of sales, respectively, were a negative 126.1% and a positive 84.2%, resulting in apparent respective gross margins of a negative 26.1% and 15.8% for the periods ended May 31, 2000 and May 31, 1999. The primary reasons for the cost of sales negative 26.1% for the three months ended May 31, 2000 was the substantial increase of disposal costs from 3.4% (1999) to 22.2% (2000) and the increased equipment, expansion and supplies costs, which were currently expensed, in the three months to May 31, 2000. Labor increased $56,069 in the comparable three month periods 1999 to 2000 from $55,198 (49.9% of revenues) to $111,267 (63.6% of revenues).
These planned production cost increases were in anticipation of increased production and sales for the fiscal third quarter and are the first such expenses which the Company believes will ultimately lead to increased production efficiencies. Increased disposal costs are a direct result of inefficiencies in the current production equipment. New equipment is on order to correct this situation. The primary reason for the negative 4.4% for the period ended May 31, 1999 was the decision to maintain a minimum, but experienced, production staff, when sales of rubber based products at that time were inconsistent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $251,971 and $155,389, for the three month periods ended May 31, 2000 and May 31, 1999, respectively. In the three month period ended May 31, 2000, the Company completed the debenture funding and incurred significant expenses in these transactions. In the three month period ended May 31, 1999 the Company completed equipment and one common stock financing transactions. SG&A expenses for the period ended May 31, 2000 were comprised of $40,682 in legal and professional fees related primarily to financing transactions, facilities rent of $38,438, depreciation of $36,000, product development costs of $39,014 and officer salaries of $36,354. SG&A expenses for the three month period ended May 31, 1999 were comprised primarily of professional fees of $21,157 relating to the financing referenced above, facilities rent of $26,010, depreciation of $37,875, product research of $12,758, officer salaries of $14,167, and interest and related expense of $12,428 relating to the new equipment loan funding early in the period. The $22,187 quarterly increase in officer salaries from the comparable periods of 1999 and 2000 reflects the addition of new officers to the Company. Premises rental expenses increased 47.8% due to the addition of additional and contiguous yard space acquired in late 1999 to allow for more production space and certain utilization efficiencies. The net loss was $298,461 and $138,956 for the three month periods ended May 31, 2000 and May 31, 1999, respectively.

ASSETS AND LIABILITIES - Assets increased from $1,922,362 as of February 29, 2000 to $2,643,366 as of May 31, 2000. The increase was attributable to an increase in cash of $286,246, a $101,208 increase in the long-term investment in a joint venture and capitalization of $330,000 in corporate reorganization and debenture costs generally attributable to the purchase of Global Sight, Inc. in March 2000. Liabilities increased from $1,375,483 as of February 29, 2000 to $2,069,949 as of May 31, 2000. This increase was attributable to increases in accounts payable of $40,664, increases of short-term debt of $3,364, advances from an officer and his family trust and one additional shareholder of $65,045 and the March 2000 funding of an $800,000 convertible debenture due March 2002, net of $225, 000 in converted debentures.

SHAREHOLDERS' EQUITY - Shareholders' equity increased from $546,879 as of February 29, 2000 to $573,417 as of May 31, 2000. The increase was attributable to $100,000 in shares issued pursuant to the consultation for and purchase of Global Sight, Inc. and the conversion of $225,000 in outstanding debentures, offset by the operating net losses for the six months ended May 31, 2000 of $298,461.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $286,066 in the three month period ending May 31, 2000 resulting from $975,437 of cash provided by the Company's financing activities offset by $218,174 of cash used in operating activities and $471,197 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $218,174 in the three month period ended May 31, 2000 was primarily due to a net operating loss of $298,460 and an increase of accounts receivable of $14,800, offset partially by a decrease in inventory of $14,800, an increase of accounts payable of $40,664 and depreciation of $36,000.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $471,197 in the three month period ended May 31, 2000 funded $330,000 of costs involved in the March 2000 corporate purchase of Global Sight, Inc. and the concurrent debenture funding, $101,208 invested in the venture project and $39,989 invested in new production equipment.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $975,437 in the three month period ended May 31, 2000 was primarily due to the proceeds from sales and issuances of the Company's common stock of $324,999, proceeds from the $800,000 debenture funding, of which $225,000 were converted into common shares, and proceeds from borrowings from a shareholder of $65,045.

CAPITAL  EXPENDITURES

The Company expended $39,989 in the three months ended May 31, 2000 to purchase additional equipment in connection with the expansion of its business.

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in Form 10-KSB as of November 30, 1999, that the Company has incurred operating losses in the last two years and has not established a long-term source of revenue. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  May  31  2000,  the  Company  had  22  full  time  employees.

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

ITEM  2  -  CHANGES  IN  SECURITIES

On March 10, 2000, the Company entered into a Securities Purchase Agreement with one accredited institutional investor pursuant to which it agreed to issue $800,000 aggregate amount of convertible debentures. These debentures are convertible at 75% of the bid price of the Company's common stock on the trading day preceding the date of conversion. This offering was conducted under Rule
504 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. As of June 30, 2000, all $800,000 of the Debentures had been converted, resulting in the issuance of an aggregate of 15,097,404 of the Company's Common stock pursuant to the terms of the Debenture.

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




                                        RUBBER TECHNOLOGY INTERNATIONAL, INC.

                                        By  /s/  Raymond Webb
                                        ----------------------------------
                                        Raymond Webb
                                        President  &  CEO


                                        By  /s/ Fred Schmidt
                                        ----------------------------------
                                        Fred Schmidt
                                        Chief Financial Officer

Dated:  July 14,  2000