Form 10QSB
period 2000-08-31
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2000-10-16
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  August 31, 2000

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-30098


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

   Title of each class of Common Stock       Outstanding as October 13, 2000
   ----------------------------------------- -----------------------------
   Common  Stock,  $0.0001  par  value                  30,095,626



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

INDEX

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated Financial Statements

          Consolidated Balance Sheet at August 31, 2000 (Unaudited) and
            November 30, 1999

          Consolidated Statements of Operations (Unaudited) three months and nine months ended August 31, 2000 and 1999

          Consolidated Statements of Cash Flows (Unaudited) nine months ended August 31, 2000 and 1999

          Notes to Consolidated Financial Statements (Unaudited)

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

                          PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS


                     RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET

                                    ASSETS



                                                                          NOVEMBER 30,       AUGUST 31,
                                                                             1999              2000
                                                                                             (AUDITED)
                                                                      -------------------  ------------
CURRENT ASSETS
Cash                                                                  $           59,749   $    29,672
Accounts Receivable                                                              124,239        25,574
Inventory                                                                         28,540        43,232
Prepaid Expenses                                                                  17,270
                                                                      -------------------  ------------
  Total Current Assets                                                           229,798        98,478

PROPERTY AND EQUIPMENT (NOTE 4)
Property and Equipment, net of Accumulated Depreciation                          797,127       797,704

OTHER ASSETS
Account Receivable                                                             1,118,665       807,084
Deposits                                                                          10,813        10,500
Corporate Reorganization Costs                                                   250,000
Plant Design - Second Plant                                                       92,816        92,816
                                                                      -------------------  ------------
  Total Other Assets                                                           1,472,294       910,400
                                                                      -------------------  ------------

TOTAL ASSETS                                                          $        2,499,219   $ 1,806,582
                                                                      ===================  ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                 $          235,665   $   118,740
Current Portion of Long-Term Debt                                                 80,692        57,180
Short-Term Notes Payable                                                           9,000       114,229
                                                                      -------------------  ------------
  Total Current Liabilities                                                      325,357       290,149

LEASE COMMITMENTS (NOTES 4 AND 7)

LONG-TERM LIABILITIES (NOTES 4 AND 6)
Note Payable - Equipment                                                         186,786       193,774
Notes Payable - Officers                                                          66,673        69,437
Due Shareholders                                                                 956,752       729,570
                                                                               1,210,211       992,781
                                                                      -------------------  ------------
TOTAL LIABILITIES                                                              1,535,568     1,282,930

SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, authorized 75 million shares;
  Issued and outstanding at August 31, 2000, 30,095,626 shares                     3,009         1,083

Additional Paid-In Capital, principally from Sales of Common Shares            3,220,243     2,116,037

Retained Deficit (accumulated during initial operating stage)                 (2,259,601)   (1,593,468)
TOTAL SHAREHOLDERS' EQUITY                                                       963,651       523,652
                                                                      -------------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $        2,499,219   $ 1,806,582
                                                                      ===================  ============


            See accompanying notes to financial statement disclosures.


                  RUBBER TECHNOLOGY INTERNATIONAL, INC.
                         STATEMENT OF OPERATIONS

                                      THREE MONTHS       NINE MONTHS        THREE MONTHS       NINE MONTHS
                                      ENDED              ENDED              ENDED              ENDED
                                      AUGUST 31, 2000    AUGUST 31, 2000    AUGUST 31, 1999    AUGUST 31, 1999
                                      -----------------  -----------------  -----------------  -----------------
REVENUES
Revenues                              $        344,902   $        625,322   $         94,855   $        467,646

COST OF GOODS SOLD
Labor                                          139,199            297,783             45,116            142,272
Repairs and Maintenance                         16,733             59,301              4,720             31,931
Trash                                           22,352             69,460              2,223              9,489
Raw Materials and Other                         66,676            120,077              5,093             27,732
                                      -----------------  -----------------  -----------------  -----------------
  Total Cost of Goods Sold                     244,960            546,621             57,152            211,424
                                      -----------------  -----------------  -----------------  -----------------
GROSS MARGIN                                    99,942             78,701             37,703            256,222

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                   38,438            115,002             26,010             70,040
Legal and Professional                          27,085             82,873              6,299             50,195
Administrative Salaries                         75,288            185,301             26,537             94,194
Depreciation and Amortization                   36,000            108,000             37,875            106,686
Utilities                                       32,465             70,246              7,776             33,562
Interest Expense                                25,411             51,224              7,499             64,156
Other Expenses                                  55,640            129,787             18,452             79,411
                                      -----------------  -----------------  -----------------  -----------------
                                               290,327            742,434            130,448            498,244
                                      -----------------  -----------------  -----------------  -----------------

NET INCOME (LOSS) BEFORE TAXES ON
  INCOME                                      (190,385)          (663,733)           (92,745)          (242,022)

TAXES ON INCOME                                  1,600              2,400                                   947
                                      -----------------  -----------------  -----------------  -----------------

NET ORDINARY INCOME (LOSS)            $       (191,985)  $       (666,133)  $        (92,745)  $       (242,969)
                                      =================  =================  =================  =================


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        26,958,718         17,711,466         10,156,878          9,501,051
                                      =================  =================  =================  =================

NET INCOME (LOSS) PER COMMON SHARE    $          (0.01)  $          (0.04)  $          (0.01)  $          (0.03)
                                      =================  =================  =================  =================


            See accompanying notes to financial statement disclosures.


                       RUBBER TECHNOLOGY INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS

                                                             NINE MONTHS        NINE MONTHS
                                                             ENDED              ENDED
                                                             AUGUST 31, 2000    AUGUST 31, 1999
                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Income (Loss)                                  $       (666,133)  $       (242,969)

ADJUSTMENTS TO RECONCILE NET LOSS
TO  NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable                                                 (98,665)            47,517
  Inventory                                                            14,692             65,403
  Prepaid Expenses                                                    (17,270)
  Provision for Depreciation and Amortization                         108,000            106,686
  Accounts Payable                                                    116,925             35,950
  Current Portion of Long Term Debt                                    23,512
  Short Term Notes Payable                                           (105,229)          (238,824)
                                                             -----------------  -----------------
Net Cash (Used in) Operating Activities                              (624,168)          (226,237)
                                                             -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                              (107,423)           (15,513)
Increase in Deposit                                                      (313)            (2,000)
Corporate Reorganization and Debenture Costs                         (250,000)
Receipts from (Advances to) New Venture                              (311,581)          (693,565)
                                                             -----------------  -----------------
Net Cash (Used in) Investing Activities                              (669,317)          (711,078)
                                                             -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Increase (Decrease) Due Shareholders                             227,182            719,360
Debt (Decrease) Equipment Loan                                         (6,988)
Debt (Decrease) Notes Payable - Officers                               (2,764)            24,673
Issuance of Shares for Professional Services                          114,000
Proceeds from Sale of Securities and Debenture Conversions          1,106,132            305,758
Proceeds and Interest from Debentures                                 807,220
Conversion of Debentures into Common Shares                          (807,220)
                                                             -----------------  -----------------
Net Cash Provided by Financing Activities                           1,323,562          1,163,791
                                                             -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                        30,077            226,476

CASH, BEGINNING OF PERIOD                                              29,672            302,710
                                                             -----------------  -----------------

CASH, END OF PERIOD                                          $         59,749   $         29,672
                                                             =================  =================



            See accompanying notes to financial statement disclosures.

               RUBBER TECHNOLOGY INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    AUGUST 31, 1999 AND 2000



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     Rubber Technology International, Inc. (the "Company") was incorporated as Sunshine Capital, Inc. on July 25, 1986 in the state of Florida. It commenced operations in 1997 through the acquisition of a Nevada corporation, which had then commenced operations in California. In March 2000 the Company acquired all of the outstanding common shares of Global Sight, Inc., becoming the parent corporation of that entity, and concurrently becoming a fully reporting corporation under the Rules and Regulations of the Securities and Exchange Commission.

     The Company is authorized to issue up to 75,000,000 shares of its $0.0001 par value common shares. As of August 31, 2000, 30,095,626 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

     The Company had limited operations from its operational 1977 inception to November 30, 1999. During the fiscal 2000 periods of these financial statements, the Company completed its production lines and initiated product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.

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

     All exchanges of common stock for services rendered, as more fully described in the Statement of Shareholders' Equity, were recorded at the fair value of the services.

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

     Under the provisions of long-term third party other, single unit, personal property debt agreements, the Company has the following additional minimum annual payment obligations:

                                                Year Ended August 31
                                       ------------------------------------
                                          2001        2002        2003
                                       ---------   ----------   -----------
Note Payable - Equipment               $ 57,200     $ 57,200     $ 57,200
Notes and Leases Payable - Other         23,500       16,300       14,900
                                       ---------   ----------   -----------
                                       $ 80,700     $ 73,500     $ 72,100
                                       =========   ==========   ===========

     Notes due officers and shareholders do not have a current demand element within he repayment terms. If the note terms required repayment over a five year term, the annual principal maintenance for the aggregate of the loans would approximate $120,000 per year.

NOTE 5 - SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

     On March 10, 2000, the Company funded an 8% Senior Subordinated Convertible Redeemable Debenture in the aggregate amount of $800,000, payable $400,000 at closing and $400,000 sixty days later. These debentures were purchased at ninety per cent of the face amount. Interest was payable monthly and the debentures were all due March 10, 2002.

     At the discretion of the holder and on notice to the Company, these debentures were convertible into common shares of the Company at seventy five per cent of the closing bid price as of the close of trading the day prior to exercise of any conversion by the holder. As of August 31, 2000, the debentures were fully funded and fully converted into 15,097,402 shares of the Company's common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Due shareholders includes $250,000 due one non-officer shareholder, arising from monetary investments, the guarantee described in Note 5, and minor services by that shareholder, and $706,752 due the trust of an officer and shareholder, arising from monetary investments into the Company. Certain current liabilities have been personally guaranteed by this officer.

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

NOTE 7 - LEASE COMMITMENTS

     As of August 31, 2000, the Company is obligated under leases for its production facilities. Future minimum lease payments under these leases are:

     Term                                        Minimum Annual Payment
     ----                                        ----------------------
     September 1, 2000 - August 31, 2001                $ 145,700
     September 1, 2001 - August 31, 2002                  107,700
     September 1, 2002 - August 31, 2003                  108,900
     September 1, 2003 - August 31, 2004                  111,100
     September 1, 2004 - August 31, 2005                  112,200
                                                        ----------
                                                        $ 585,600

     The primary term of the core facility lease ends December 2001. The Company has an option to extend the term of this lease for an additional five years. A second lease for a contiguous parcel expires July 2001. The leases and the options provide for cost of living increases between 3-6% per year on the lease anniversary dates in 2002 and 2004, if extended. Additionally, the Company is required to pay any property tax increases over the base year.

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

GENERAL OVERVIEW

The Company's principal line of business is the recycling of used tire and other used rubber products into crumb rubber (small rubber particles of various sizes) and molded rubber products, generally on a wholesale basis. These products are delivered throughout the south western United States. To date, the Company's strategy has been to build a concentrated customer base in approximately four product lines of the many and various products available; molded goods, crumb rubber for resale, crumb rubber for playground and arena fill and mesh rubber for use in rubberized asphalt concrete. This strategy has allowed for an expanding market in terms of both customers and products and has allowed the Company to expand production levels beyond a minimum equipment level without being limited by capacity or geographic considerations. In order to remain competitive, the Company believes that it must continue to offer its common products and services at competitive market prices. The Company believes that in order to continue to offer its products at the lower prices, the Company will need to acquire additional equipment and institute operational efficiencies. Accordingly, the Company is obtaining additional machinery through additional financing and consulting with efficiency and industry experts in their installation and operation.

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

In addition to sales of its products and services, the Company's revenues include a fee to accept tires into its facility. Acceptance fees, called "tipping fees", are recorded as revenue when the tires are received. All sales and revenues are recorded on the accrual basis, where revenues are recorded when earned/shipped to its customers. There are no advance fee or significant volume discount arrangements.

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

RESULTS OF OPERATIONS OF THE COMPANY

NINE MONTHS ENDED AUGUST 31, 2000 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1999

REVENUES - Revenues increased 33.7%, or $157,676, from $467,646 for the nine months ended August 31, 1999 to $625,322 for the nine months ended August 31, 2000. Revenues for the nine months ended August 31, 1999 included $225,000 in management fees, pursuant to an agreement wherein the Company provided management expertise in the development of a potential joint venture. Revenues in the nine months ended August 31, 2000 were solely from the receipt of tires into production and sales of rubber based products. Revenue comparisons based solely on the revenues of rubber based production and products reflect an increase of 157.7%, or $382,676, from the nine months ended August 31, 1999 to the nine months ended August 31, 2000. During the period ended August 31, 2000, the Company further expanded its products to additionally include playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the area of molded goods, certain customer relationships have required a period of mutual research to determine the best product materials mixture. The Company expects that product deliveries in both its molded and crumb rubber product lines will increase in the near future.

COST OF SALES - Cost of sales increased 158.5%, or $335,197, from $211,424 for the nine months ended August 31, 1999 to $546,621 for the nine months ended August 31, 2000. Cost of sales is primarily composed of labor, equipment repairs and maintenance, disposal costs, and other more minor expenses. Cost of sales for the period ended August 31, 1999 was primarily comprised of direct labor costs of $142,272, maintenance of equipment totaling $31,931, and disposal costs of $9,489. As a percentage of sales and excluding the $225,000 in management revenues which did not incur cost of sales expenses, these 1999 nine month cost of sales components were 58.6%, 13.2% and 3.9%, respectively. Cost of sales for the period ended August 31, 2000 were comprised primarily of direct labor costs of $297,783 (47.6% of revenues), equipment reconfiguration and maintenance of $59,301 (9.5% of revenues), disposal costs of $69,460 (11.1% of revenues) and purchases of raw material for processing and resale of $44,109 (7.1% of revenues). In whole dollars, all costs of sales increased in the comparative nine months ended August 31, 2000 as a result of the production leading to the increased revenues. On a percentage of revenues basis, labor and equipment maintenance decreased 11.0% and 3.7%, respectively, and disposal costs and raw material purchases increased 7.2%, and 7.1%, respectively. The increased disposal costs and material purchases are a result of production equipment deficiencies identified in the 2000 period incurred in increasing production volume. There were additional planned production cost increases in anticipation of increased production and sales for the fiscal third quarter, the first such expenses which the Company believes will ultimately lead to increased production efficiencies. In management's opinion, the Rasper rental equipment now installed, and scheduled to be replaced in December 2000 with a new, higher production Rasper unit will substantially increase production efficiencies, decrease disposal costs and eliminate the need to purchase interim feed stock. The August 2000 production dramatically declined, however, when the two 3 ton machined rolls being refurbished for a strategic mill were heavily damaged in transit back to the Company. The delay in fully refurbishing this mill extended over six weeks.

As a percentage of total revenues, cost of sales was 45.2% in 1999 and 87.4% in 2000, resulting in apparent gross margins of 54.8% and 12.6% for the periods ended August 31, 1999 and August 31, 2000, respectively. Excluding the $225,000 of management revenues in the period ended August 31, 1999, the comparative cost of sales percentages become 87.1% in 1999 and 87.9% in 2000, and the gross margin comparative percentages become 12.9% and 12.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses increased 49.0%, or $244,189, from the $498,244 incurred in the nine months ended August 31, 1999 to the $742,434 incurred in the nine months ended August 31, 2000. SG&A expenses for the nine month period ended August 31, 1999 were comprised primarily of facilities rent of $70,040 (15.0% of revenues), administrative salaries of $94,194 (20.1% of revenues), professional fees of $50,195 (10.7% of revenues), depreciation of $106,686 (22.8% of revenues), and interest and related expenses of $64,156 (13.7% of revenues). All SG&A expenses increased in relation to the costs of increased revenues, except that administrative and management salaries increased $91,107 or 96.7% relating to the addition of two corporate officers in mid 2000 and starting from a low nine month 1999 base of $94,194. The resulting net loss increased 174.1%, or $423,164, from the $242,969 for the nine month period ended August 31, 1999 to the results reported for the nine months ended August 31, 2000.

ASSETS AND LIABILITIES - Assets increased 37.8%, or $682,637, from $1,806,582 as of November 30, 1999 to $2,499,219 as of August 31, 2000. The increase is primarily attributable to a $98,665 increase in accounts receivable, a $311,581 increase in the long-term investment in a joint venture and a $250,000 capitalization of the costs of the acquisition of Global Sight, Inc.
Liabilities increased from $1,282,930 as of November 30, 1999 to $1,535,568 as of August 31, 2000. This increase is primarily attributable to increases in accounts payable and accrued expenses of $116,925, a $105,229 decrease in short-term debt and advances from an officer and his family trust and one additional shareholder of $227,182.

SHAREHOLDERS' EQUITY - Shareholders' equity increased 84.0% from $523,652 as of November 30, 1999 to $963,651as of August 31, 2000. This $439,999 increase is attributable to amounts raised in the Company's Rule 504 offerings of its common stock of $198,913, the issuance of common shares for the acquisition of Global Sight, Inc. and legal services rendered in completing the acquisition, the debenture funding and the conversion of $807,220 in outstanding debentures and accrued interest, offset by the operating net losses for the nine months ended August 31, 2000 of $666,133.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $30,077 in the nine month period ending August 31, 2000 resulting from $1,323,562 of cash provided by the Company's financing activities offset by $624,168 of cash used in operating activities and $669,317 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $624,168 in the nine month period ended August 31, 2000 was primarily due to a net loss of $666,133, an increase of accounts receivable of $98,665 and a $105,229 decrease in short-term debt, all partially offset by an increase of accounts payable of $116,925, $108,000 in depreciation and amortization.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $669,317 in the nine month period ended August 31, 2000 funded $250,000 of costs involved in the March 2000 corporate purchase of Global Sight, Inc., $311,581 invested in the venture project and $107,423 invested in new production equipment.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,323,562 in the nine month period ended August 31, 2000 was primarily due to the proceeds from sales and issuances of the Company's common stock of $198,913, proceeds from the $800,000 debenture funding which was fully converted into common shares during the period and proceeds from borrowings from a shareholder of $227,182.

CAPITAL EXPENDITURES

The Company expended $107,423 in the nine months ended August 31, 2000 to purchase additional equipment in connection with the expansion of its business.

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

REVENUES - Revenues increased 263.6%, or $250,047, from $94,855 for the three months ended August 31, 1999 to $344,902 for the three months ended August 31, 2000. During the period ended August 31, 2000, the Company further expanded its products to additionally include playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the area of molded goods, certain customer relationships have required a period of mutual research to determine the best product materials mixture. Based on these positive relationships, the Company is of the opinion that there will be significant increases in its product deliveries in the near future in both its molded and crumb rubber product lines.

COST OF SALES - Cost of sales increased 328.6%, or $187,808, from $57,152 for the three month period ended August 31, 1999 to $244,960 for the three months ended August 31, 2000. Cost of sales is primarily composed of labor, equipment repairs and maintenance, disposal costs, and other more minor expenses. Cost of sales for the period ended August 31, 1999 were primarily comprised of direct labor costs of $45,116, maintenance of equipment totaling $4,720, and disposal costs of $2,223. As a percentage of sales, these 1999 three month costs of sales were 47.6%, 5.0% and 2.3%, respectively. Cost of sales for the period ended August 31, 2000 were comprised primarily of direct labor costs of $139,199 (40.4% of revenues), equipment reconfiguration and maintenance of $16,733 (4.9% of revenues), disposal costs of $22,352 (6.5% of revenues) and purchases of raw material for processing and resale of $44,109 (12.8% of revenues). In whole dollars, all costs of sales increased in the comparative three months ended August 31, 2000 as a result of the production leading to the increased revenues. On a percentage of revenues basis, labor and maintenance decreased 7.2% and .1%, respectively, and disposal costs and raw material purchases increased 4.1%, and 12.8%, respectively. The increased disposal costs and material purchases are a result of production equipment deficiencies identified in the 2000 period incurred in increasing production volume. There were additional planned production cost increases in anticipation of increased production and sales for the fiscal third quarter, the first such expenses which the Company believes will ultimately lead to increased production efficiencies. In management's opinion, the Rasper rental equipment now installed, and scheduled to be replaced in December 2000 with a new, higher production Rasper unit will substantially increase production efficiencies, decrease disposal costs and eliminate the need to purchase interim feed stock. The August 2000 production dramatically declined, however, when the two 3 ton machined rolls being refurbished for a strategic mill were heavily damaged in transit back to the Company. The delay in fully refurbishing this mill extended over six weeks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses increased 122.6%, or $159,879, from the $130,448 incurred in the three months ended August 31, 1999 to the $290,327 incurred in the three months ended August 31, 2000. SG&A expenses for the three month period ended August 31, 1999 were comprised primarily of facilities rent of $26,010 (27.4% of revenues), administrative salaries of $26,537 (27.9% of revenues), professional fees of $6,299 (6.6% of revenues), depreciation of $37,875 (40.0% of revenues), and interest and related expenses of $7,499 (7.9% of revenues). All SG&A expenses increased in relation to the costs of increased revenues, except that administrative and management salaries increased $48,751, or 183.7%, relating to the addition of two corporate officers in mid 2000 and starting from a low three month 1999 base of $26,537. The resulting net loss increased 107.0%, or $99,240, from the $92,745 for the three month period ended August 31, 1999 to the $191,985 loss for the three months ended August 31, 2000.

ASSETS AND LIABILITIES - Assets decreased 5.5%, or $144,147, from $2,643,366 as of May 31, 2000 to $2,499,219 as of August 31, 2000. This decrease was primarily attributable to an decrease in cash of $325,521 offset by an increase in trade accounts receivable of a $69,427 and a $165,367 increase in the long-term investment receivable in a joint venture. Liabilities decreased $534,381 from $2,069,949 as of May 31, 2000 to $1,535,568 as of August 31, 2000.
This liability decrease was primarily attributable to the conversion of $575,000 of senior convertible debentures into common shares of the Company, a decrease of short-term debt of $126,593, offset by increased advances from an officer's family trust and one additional shareholder of $87,686 and by an $88,232 increase in accounts payable and accrued expenses.

SHAREHOLDERS' EQUITY - Shareholders' equity increased 68.0%, or $390,234, from $573,417 as of May 31, 2000 to $963,651 as of August 31, 2000. This increase was primarily attributable to the conversion of $575,000 in outstanding debentures offset by net operating losses for the three months ended August 31, 2000 of $191,985.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $325,521 in the three month period ending August 31, 2000 resulting from $257,639 of cash used in operating activities, $130,569 of cash applied in investing activities and all offset by $62,688 provided by the Company's financing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $257,639 in the three month period ended August 31, 2000 was primarily due to a net operating loss of $191,985, an increase of accounts receivable of $69,427 and a $126,593 decrease of short-term notes payable, offset partially by a decrease of accounts payable of $88,232 and depreciation of $36,000.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $130,569 in the three month period ended August 31, 2000 funded $165,367 in advances to the new venture and $45,202 in purchases of equipment, offset by an $80,000 debenture cost reduction.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $62,688 in the three month period ended August 31, 2000 was primarily obtained from the $87,686 increase in long-term debt due shareholders. Debentures totaling $575,000 and an interest component of $7,220 were fully converted to common shares in the three months ended August 31, 2000.

CAPITAL EXPENDITURES

The Company expended $45,202 in the three months ended August 31, 2000 to purchase additional equipment in connection with the expansion of its business.

The Company's significant equipment acquisition plans include the acquisition of a new Rasper tire shredder in the last calendar quarter of 2000, up to seven cracker mills and molding machines in the second and third fiscal quarters of 2001 and an additional Rasper in the third fiscal quarter of 2001. Approximate costs for the acquisition and installation of a Rasper is $300,000 and the estimated costs for the aggregate remaining equipment is approximately $750,000. Traditional bank financing has been arranged for the Rasper unit being installed in the last calendar quarter of this year.

The Company believes that its anticipated funds from operations and funds from the recent sale of its 8% Convertible Debenture will be insufficient to fund its capital expenditures, working capital, and other cash requirements for the foreseeable future. Therefore, the Company will be required to seek additional funds to finance its long term operations ("Additional Funds"). Should the Company fail to raise the Additional Funds, the Company will have insufficient funds for the Company's intended operations and capital expenditures for the next 12 months which may have a material adverse effect on the Company's long-term results of operations.

GOING CONCERN

The Company's independent certified public accountants have stated in their report included in Form 10-KSB as of November 30, 1999, that the Company incurred operating losses in the last two years and has not established a long-term source of revenue. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As of August 31, 2000, the Company had 29 full time employees.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for a vote during the three month period ended August 31, 2000.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


        27 Financial Data Schedule

(b)     Reports on Form 8-K

        None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RUBBER TECHNOLOGY INTERNATIONAL, INC.

                              By /s/ Trevor Webb
                              -----------------------------
                              Trevor Webb
                              President & Chief Executive Officer


                              By /s/ Fred Schmidt
                              -----------------------------
                              Fred Schmidt
                              Chief Financial Officer

Dated: October 13, 2000