Form 10QSB/A
period 2000-08-31
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2000-10-27
CIK 1083449

INTRODUCTORY NOTE

This Amendment No. 1 to Rubber Technology International, Inc.'s Form 10-QSB for the quarter ended August 31, 2000 filed on October 16, 2000 is being filed to correct a typographical error contained on page three of that filing whereby the column headings for the Company's balance sheet dated August 31, 2000 was inadvertently reversed.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT NO. 1

                                        TO

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


                     RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEET

                                    ASSETS



                                                                          AUGUST 31,        NOVEMBER 30,
                                                                             2000               1999
                                                                                             (AUDITED)
                                                                      -------------------  ------------
CURRENT ASSETS
Cash                                                                  $           59,749   $    29,672
Accounts Receivable                                                              124,239        25,574
Inventory                                                                         28,540        43,232
Prepaid Expenses                                                                  17,270
                                                                      -------------------  ------------
  Total Current Assets                                                           229,798        98,478

PROPERTY AND EQUIPMENT (NOTE 4)
Property and Equipment, net of Accumulated Depreciation                          797,127       797,704

OTHER ASSETS
Account Receivable                                                             1,118,665       807,084
Deposits                                                                          10,813        10,500
Corporate Reorganization Costs                                                   250,000
Plant Design - Second Plant                                                       92,816        92,816
                                                                      -------------------  ------------
  Total Other Assets                                                           1,472,294       910,400
                                                                      -------------------  ------------

TOTAL ASSETS                                                          $        2,499,219   $ 1,806,582
                                                                      ===================  ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                 $          235,665   $   118,740
Current Portion of Long-Term Debt                                                 80,692        57,180
Short-Term Notes Payable                                                           9,000       114,229
                                                                      -------------------  ------------
  Total Current Liabilities                                                      325,357       290,149

LEASE COMMITMENTS (NOTES 4 AND 7)

LONG-TERM LIABILITIES (NOTES 4 AND 6)
Note Payable - Equipment                                                         186,786       193,774
Notes Payable - Officers                                                          66,673        69,437
Due Shareholders                                                                 956,752       729,570
                                                                               1,210,211       992,781
                                                                      -------------------  ------------
TOTAL LIABILITIES                                                              1,535,568     1,282,930

SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, authorized 75 million shares;
  Issued and outstanding at August 31, 2000, 30,095,626 shares                     3,009         1,083

Additional Paid-In Capital, principally from Sales of Common Shares            3,220,243     2,116,037

Retained Deficit (accumulated during initial operating stage)                 (2,259,601)   (1,593,468)
TOTAL SHAREHOLDERS' EQUITY                                                       963,651       523,652
                                                                      -------------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $        2,499,219   $ 1,806,582
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

Dated: October 19, 2000