Form 10KSB
period 2000-11-30
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2001-02-28
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the  fiscal  year  ended  November 30, 2000

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

Yes [ X ]   No [  ]


     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year. $733,976

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,200,000

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 66,776,805

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

Yes [  ] No [ X ]

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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

     Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK was organized as a Florida Corporation and is currently based in Los Angeles, California. RTEK's current principal line of business involves accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products. Recently, the Company has acquired significant construction grade sand deposits located near Las Vegas, Nevada and intends to develop these resources towards the development of concrete and other building related products.

     In the early 1990's, Raymond L. Webb and James Mason (the Company's early founders) initiated a business of cleaning up tire stock piles, collecting and receiving tires for shred and land filling the remnant portions. This is the dominant business of the majority of companies in the tire recycling business. In late 1996, this business was incorporated in Nevada as Rubber Technology International, Inc. ("RTI-Nevada"). In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc. ("SCI")) acquired all of the outstanding common stock of RTEK-Nevada in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by RTEK-Nevada.

     Immediately prior to the acquisition, SCI had 4,638,500 shares of Common Stock outstanding. As part of SCI's reorganization with RTEK-Nevada, SCI issued 3,700,000 shares of its Common Stock to the shareholders of RTEK-Nevada. Immediately following the acquisition, SCI changed its name to Rubber Technology International, Inc., a Florida corporation. SCI had no significant operations prior to the merger. The Company's common stock currently trades on the NASD OTC Bulletin Board under the symbol "RTEK."

BUSINESS  OF  THE  COMPANY

     Tire  Recycling  Operations

     RTEK's principal line of business involves the recycling of waste tires. RTEK accepts waste tires from tire retailers, service stations, salvage yards and from clean up jobs with governmental agencies, private individuals and companies.  RTEK  recycles  the  waste  tires  and uses the 100% recycled, scrap rubber in a proprietary process to produce a line of molded rubber products. The scrap tires are reduced in size with shredders, grinders and cracker mills. The steel and nylon fluff are removed with magnets and blowers at appropriate stages of the production. As a result of this process, particles of rubber called "Crumb Rubber" are produced. Crumb Rubber is produced in varied sizes from 3/8 inch to 40 mesh and are sorted through the use of sizing screens.

     RTEK manufactures and sells high quality Crumb Rubber for a variety of applications within the transportation, agriculture, sports and fitness, playground equipment and manufacturing industries. The Company uses recycled rubber from scrap tires as the exclusive source of rubber for its own products. Crumb Rubber can be used in rubberized running tracks, tennis courts, rubber railroad crossings, earthquake isolators, traffic safety devices and rubberized asphalt. RTEK also sells processed, recycled rubber as a raw material for use by manufacturers of molded products.

     RTEK has increased production of its Crumb Rubber and molded products through continuous improvements of its manufacturing processes. RTEK is currently implementing new proprietary production methods that it believes will permit it to continue the significant increase in production by shortening the production cycle and increasing the through-put of the rubber portions of the tire. These methods will permit the production of products with a wide variety of potential applications. RTEK believes that these new processes will also permit more efficient use of raw materials, thus expanding the use of scrap tires as a raw material.

     The key components of RTEK's expansion strategy include: (1) expanding production of RTEK's existing product lines by improving the production process;
(2)  focusing  sales  and marketing efforts on the higher value market segments;
(3) development of new products i.e. playground safety surfacing; and (4) establishing additional plants in other locations where large quantities of scrap tires are located.

     RTEK's goals are to replace as possible, the use of virgin (new) rubber with recycled rubber in the production of rubber products. RTEK currently markets its products to customers in North America and plans to later expand to Europe and the Pacific Rim.

     The rubber tire recycling industry is less than twenty years old. Over a dozen states in the United States have established methods, criteria and support for the disposal of used tires. California is an industry leader. Not only has it mandated requirements on the landfills within the state, eliminating the obligation to accept tires in landfills, but the California Integrated Waste
Management Board has established grants and other supportive programs for businesses within California to foster the growth of bona fide tire recyclers. Furthermore, California has issued mandates allowing and requiring the use of recycled products. Examples include the use of a mixed rubber and asphalt slurry solution on most asphalt roads and their repair as well as the use of rubber byproducts on school playgrounds in place of sand and/or wood fibers.
Rubber  is  safer,  more  resilient  and  less  expensive  than other materials.

     The Company's product mix of rubber products includes:

Rubber for garden hose production -- The Company intended the commencement of a significant volume of product in 2000. Although deliveries were commenced, they did not achieve the volume desired because of needed precise quality of product which the Company could not sustain. During 2001, the Company projects deliveries of up to 2 million pounds of this and comparable product to others.

Asphalt Rubber -- The Company currently delivers rubber to the asphalt industry. During the latter 2000 year the Company focused on this industry as the largest delivered volume expected in 2001. At this time, in-house contract sales exceed 13 million pounds in 2001 and remaining available excess capacity possibly exceeds 15 million pounds.

Playground Fill - The Company has delivered more than one million pounds annually to local and out of state schools. This product is ground rubber and fiber to a 3/8" +/- size, without metal.

Molded Products - Molded Products consist of traffic and safety products that the Company produces from its stockpiles or prepares on a service basis. Sales of traffic devices have increased to approximately 250,000 pounds annually.

Landscape products, principally comprised of tree rings and borders -- These are produced under contract and sold in WalMart and Target stores.

     Service Income:

     The Company also receives "tipping fees" associated with its acceptance of waste tires. This fee is paid in all jurisdictions for tire recycling but varies depending on the jurisdiction. In Los Angeles, the fee the Company receives ranges from $0.45 to $5.00 per tire.

     Sand Related Operations

     On January 15, 2001, RTEK completed the acquisition of a 51% interest in Grant Claims, Inc., a Nevada corporation ("GCI"). Pursuant to a Contribution Agreement entered into effective November 30, 2000 , RTEK acquired a 51% interest in GCI which owns the rights to the mining, development and exploitation of certain mineral and other natural resources located outside of Las Vegas, Nevada (the "Sand Assets"). These assets consist of the following:

Full and complete ingress, egress and free access to the following to explore, process, extract, stockpile and remove all minerals and materials including, but not limited to sand, gravel and aggregates.

Mining Rights to twenty-four (24) unpatented mining claims located in Township 25 South, Range 60 East, Sections 21, 28, 33 and 34 and Township 26 South, Range 60 East, Sections 3 and 4, all in Clark County, Nevada, more commonly known as the Grant Group of Claims, Numbers 1-11, 13-16 and 22-30.

RTEK plans to develop the Sand Assets in order to supply construction quality sand for use in Las Vegas' growing building environment.

     The Company's mix of sand products will include:

Mortar/plaster applications - While required to be within specification for its intended application, this product generally is a by-product of the processing of natural sand into the other two products. This product will be sold in a moderate and consistent volume throughout the cycle.

Blended sand -- The preparation of sand for coarse and final concrete applications requires consideration of specific ASTM raw sand specifications. The quality of the Grant Claims' sand is such that it can be used in its natural state, prior to washing, to enhance any other local sand to assist in bring that sand up to specification. This will also provide moderate sales volume but is not the primary product of the claim.

Concrete sand -- On full production, the largest volume product will be sand for use in various concrete applications. Potential buyers consist of any local concrete batch plant. Depending on their requirements and sales contracts, sales will be high volume and consistent throughout the non-winter months when rain is a factor in the concrete applications.

COMPETITION

     There are very few full recyclers currently operating. For example, in Los Angeles, there are approximately eight companies that take in tires. Of these companies, all but five simply shred the tires and land fill the shreds. Of these shredding companies, one has approached RTEK to accept shredded tires on a wholesale basis. The stated goal of the California Governmental Board is to eliminate the land filling of all tires and to cause all waste tires to be recycled or reused in some way.

     Last year, RTEK received almost ten million pounds of tires. RTEK can increase its receipts of tires without significant expense or revenue reduction by increasing collection sites in other counties or states and thereby increase its production capacity.

     Natural sand for finish grade construction, in volume, is scarce in the Las Vegas, Nevada area. Two of the large local batch plants have their own sand excavation operations but the majority utilize either a large local operation where sand is "manufactured" from a granite mountain or they import from distances as great as sixty miles from the north or from Arizona. The Grant Claims are just south of Las Vegas and, therefore, present both a quality and cost effectiveness advantage to the competition. Being a rapidly growing city with significant ongoing and future building plans, including a significant airport expansion within five miles of the site, the Company expects demand for this sand will, for the next few years, exceed production capacity.

TRADEMARKS, PATENTS, AND OTHER INTELLECTUAL PROPERTY

     RTEK's philosophy is to utilize existing technology in all its production applications. RTEK currently does not own any patents or trademarks on its manufacturing process and no research and development costs have been incurred in the pursuit of new processes. All research and development is applied to the research of new and better products.

MARKETING PLAN

     Tire recycling is a relatively new industry. New products are being created every day based on the creativity of the inventors and the inherent characteristics and components of rubber. RTEK has recently identified several recycled products that it intends to market in the future. Based on its ability to produce these products, past sales, and discussions with current and prospective customers, RTEK will concentrate its efforts in (i) mesh for asphalt rubber, (ii) mesh for various products including garden hoses and mats, (iii) playground fill, and (iv) molded products. The receipt of tipping fees continues to increase as long as tires are being taken in and products are produced to customers.

GOVERNMENTAL REGULATIONS

     Management of the Company is not aware of any significant governmental regulations on the operation of its business, other than environmental regulations. Most jurisdictions require a process permit to assure that tire piles are not allowed to accumulate into a fire hazard and that mosquitoes are controlled. RTEK has permits for its Los Angeles facility and, recently, successfully completed an environmental review of its Los Angeles facility as a part of the regulatory review during the expansion of its permit to operate a recycling facility.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company presently has only one production facility located at 3185 East Washington Blvd, Los Angeles, CA 90023. The Company's offices contain approximately 1,800 square feet and the Company's production facility of 17,200 square feet houses all equipment necessary to store shred, grind and mold used tires into marketable products.

     The Company's facility is leased for a monthly rental of $12,813 and has a term until December 31, 2001, with a five year option to extend.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its reported financial condition or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended November 30, 2000.

                                     PART II

ITEM  5.      MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET  INFORMATION

     The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock is listed on the Bulletin Board under the trading symbol RTEK.


       CALENDAR                                      BID  PRICES
         YEAR           PERIOD                   HIGH          LOW

         1998           First  Quarter          $1.12          $0.25
                        Second Quarter          $1.21          $0.76
                        Third  Quarter          $1.70          $0.90
                        Fourth Quarter          $1.98          $0.88

         1999           First  Quarter          $1.19          $0.27
                        Second Quarter          $0.31          $0.09
                        Third  Quarter          $0.13          $0.07
                        Fourth Quarter          $0.27          $0.04

         2000           First  Quarter          $0.43          $0.11
                        Second Quarter          $0.26          $0.08
                        Third  Quarter          $0.51          $0.13
                        Fourth Quarter          $0.35          $0.09

     On January 31, 2001, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.13.

NUMBER  OF  SHAREHOLDERS

     The number of beneficial holders of record of the Common Stock of the Company as of the close of business on January 31, 2001 was approximately 300. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

     To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On November 10, 2000, the Company sold 750,000 shares of its "restricted" Common Stock to an unrelated "accredited investor" at a price of $0.15 per share resulting in net proceeds of $113,000 to the Company. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On November 30, 2000, the Company issued 400,000 shares of "restricted" Common Stock valued at $40,000 to the Cutler Law Group, the Company's securities counsel in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. Subsequent to the issuance, the shares were registered with the SEC on Form S-8.

On November 30, 2000, the Company issued 25,000 shares of "restricted" Common Stock valued at $2,500 to an unrelated individual in exchange for consultation services related to the preparation of the Company's business plan. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. Subsequent to the issuance, the shares were registered with the SEC on Form S-8.

On November 30, 2000, the Company issued 45,000 shares of "restricted" Common Stock valued at $4,500 to an unrelated individual in exchange for consultation services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. Subsequent to the issuance, the shares were registered with the SEC on Form S-8.

On November 30, 2000, the Company issued 50,000 shares of "restricted" Common Stock valued at $5,000 to Tom Reichman, the Company's COO as payment for consulting services rendered by Mr. Reichman prior becoming an officer of the Company. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. Subsequent to the issuance, the shares were registered with the SEC on Form S-8.

On November 30, 2000, the Company issued 200,000 shares of "restricted" Common Stock valued at $20,000 to Fred Schmidt, the Company's Chief Financial Officer as payment in lieu of portions of Mr. Schmidt's salary. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933. Subsequent to the issuance, the shares were registered with the SEC on Form S-8.

On November 30, 2000, the Company issued 90,000 shares of its "restricted" Common Stock to an unrelated accredited investor in exchange for forgiveness of a promissory note in the amount of $9,000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On November 30, 2000, the Company issued 3,026,120 shares of its "restricted" Common Stock to the Sibco Trust and 375,000 "restricted " common shares to the Webb Family Trust in exchange for forgiveness of aggregate outstanding promissory notes in the total amount of $340,112. Trevor Webb, the Company's CEO, President and a Director, is the trustee of the Sibco Trust. He has no affiliation with the Webb Family Trust. These issuances were isolated transactions not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On November 30, 2000, the Company issued 2,070,060 shares of its "restricted" Common Stock to Trevor Webb, the Company's CEO and a Director, in exchange for forgiveness of a promissory note in the amount of $207,006. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On November 30, 2000, the Company issued 3,500,000 shares of its "restricted" Common Stock to an unrelated accredited investor in exchange for forgiveness of a promissory note in the amount of $350,000. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On November 30, 2000, the Company issued 100,000 shares of its "restricted" Common Stock to Fred Schmidt, the Company's Chief Financial Officer in lieu of $10,000 in accrued salary. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

On November 30, 2000, the Company issued 25,500,000 shares of its "restricted" Common Stock to GCI, Inc., a Nevada corporation in exchange for 51% of the outstanding shares of GCI, Inc. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

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

GENERAL  OVERVIEW

The Company's principal line of business is the recycling of used tire and other used rubber products into crumb rubber (small rubber particles of various sizes) and molded rubber products, generally on a wholesale basis. These products are delivered throughout the Southwestern United States. To date, the Company's strategy has been to build a concentrated customer base in approximately four product lines of the many and various products available; molded goods, crumb rubber for resale, crumb rubber for playground and arena fill and mesh rubber for use in rubberized asphalt concrete. This strategy has allowed for an expanding market in terms of both customers and products and has allowed the Company to expand production levels beyond a minimum equipment level without being limited by capacity or geographic considerations. The Company believes that in order to continue to maximize its production and sales it will need to acquire additional equipment and institute operational efficiencies. Accordingly, the Company is obtaining additional machinery through additional financing and consulting with efficiency and industry experts in their installation and operation.

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

The Company's revenues consist of fees received to accept tires into its facility and sales of its produced products. Acceptance fees, called "tipping fees," are recorded as revenue when the tires are received. All sales and revenues are recorded on the accrual basis, where revenues are recorded when earned/shipped to its customers. There are no advance fee or significant volume discount arrangements.

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

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel, and information systems. The Company will need to implement and improve operational, financial, and management information systems. In addition, the Company is implementing expanded information systems that will provide better production record-keeping, customer service and billing. There can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business.

Effective November 30, 2000, the assets related to Grant Claims and its prior operations, net of the then liabilities, were contributed into a corporation majority owned and to be operated by the Company. Known as Superior Sand and Gravel Company, operations of this business prior to the Company combination date have not been included in these financials.

Superior Sand and Gravel Company is a sand excavation and delivery operation located east of Jean, Nevada, which is just south of Las Vegas, Nevada. In total, the reserves comprise 1,920 acres of mineral rights, which is all under the jurisdiction of the Bureau of Land Management. From this operation the Company has the ability to provide concrete, blended and plaster/mortar sand into the Las Vegas construction market. Because of the large demand for a quality sand product, particularly for concrete sand and certainly in a locale close to Las Vegas construction, the Company will develop its operations in a manner conducive to increasing volume as soon as the markets and longer term contracts are developed. The Company has contractually agreed to capital requirements consistent with this developing operation.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

TWELVE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO TWELVE MONTHS ENDED NOVEMBER 30, 1999

REVENUES - Revenues totaled $733,976 and $593,620 for the twelve months ended November 30, 2000 and November 30, 1999, respectively. During the period ended November 30, 2000, the Company expanded its products to include asphalt rubber and playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the area of molded goods, certain customer relationships have required a period of mutual research to determine the best product materials' mixture. Based on these positive relationships, the Company is of the opinion that there will be significant increases in its product deliveries in the near future in both its molded and crumb rubber product lines. Revenues for the twelve months ended November 30, 1999 included $225,000 in management fees, pursuant to an agreement wherein the Company provided management expertise in the development of a potential joint venture. Revenues in the period ended November 30, 2000 were solely from the receipt of tires into production and sales of rubber-based products.

COST OF SALES - Cost of sales totaled $640,118 and $392,764 for the twelve month periods ended November 30, 2000 and November 30, 1999, respectively. Cost of sales for the period ended November 30, 2000 were comprised primarily of direct labor costs of $334,971, purchases of raw material for processing and resale of $43,631, disposal costs of $85,653 and equipment reconfiguration and maintenance of $79,176. Cost of sales for the period ended November 30, 1999 primarily comprised direct labor costs of $270,489 and maintenance of equipment totaling $61,437. As a percentage of total revenues, cost of sales was 87.2% and 66.2%, respectively, resulting in apparent gross margins of 12.8% and 33.8% for the periods ended November 30, 2000 and November 30, 1999, respectively. Excluding the $225,000 of management revenues in the period ended November 30, 1999, the comparative cost of sales percentages become 87.2% and 106.5% and the respective gross margin comparative percentages become 12.8% and a loss of 6.5%. The primary reasons for the 87.2% cost of sales for the twelve months ended November 30, 2000 was the substantial increase of direct labor from $270,489 (1999) to $334,971(2000), the increase in rented equipment costs from $4,551 (1999) to $36,025 (2000), the increase in purchased raw products from $0 (1999) to $43,631(2000), the increase in disposal costs from $22,925 (1999) to $85,653
(2000) and the increased equipment, expansion and supplies costs, which were expensed, in the three months to November 30, 2000. The costs of sales percentages were all lower in 2000 primarily due to the increase of production sales as above discussed. These planned production cost increases were in anticipation of increased production efforts in support of the obtaining of substantially increased sales for the next fiscal year and are the first such expenses which the Company believes will ultimately lead to increased production efficiencies. The August-October 2000 production dramatically declined, however, when the two 3 ton machined rolls being refurbished for a strategic mill were heavily damaged in transit back to the Company. The increased disposal costs were a direct result of inefficiencies in the current production equipment. Additional rental equipment to correct this situation arrived at the Company on September 29, 2000 for installation and was replaced with Company owned equipment in early January 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $1,288,673 and $829,098, for the twelve month periods ended November 30, 2000 and November 30, 1999, respectively. In the twelve-month period ended November 30, 2000, the Company completed a debenture funding, three financing transactions of the sale of common stock, the combining inclusion of the mineral interests in Nevada and a conversion of a substantial amount of debt to common shares, incurring significant expenses in these transactions. In the period ended November 30, 1999 the Company completed one equipment financing and one common stock financing transaction. SG&A expenses for the period ended November 30, 2000 comprised $84,677 in legal and professional fees substantially related to financing transactions and the combination of mineral interests, facilities rent of $153,441, depreciation and amortization of $225,033, the amortization of $92,816 in previously capitalized plant design costs and administrative salaries of $425,342. SG&A expenses for the twelve-month period ended November 30, 1999 were comprised primarily of professional fees of $59,070 relating to the referenced financings, facilities rent of $104,960, depreciation of $144,561, administrative salaries of $122,979 and interest and related expense of $100,647, relating primarily to the equipment loan funding early in the period. Premises rental expenses increased 46.2% due to the addition of additional and contiguous yard space secured in late 1999 to allow for more production space and certain utilization efficiencies. The $302,363 increase in administrative salaries relates to the addition of two corporate officers in mid 2000 compared to the nominal 1999 officers' salaries, which were partially offset in 2000 with the issuance of common shares. The net loss was $1,286,847 and $629,440 for the twelve month periods ended November 30, 2000 and November 30, 1999, respectively.

ASSETS AND LIABILITIES - Assets increased $8,476,880 from $1,806,582 as of November 30, 1999 to $10,283,462 as of November 30, 2000. The increase is primarily attributable to the $4,143,584 asset combination of Grant Claims' mineral interests which is net of the November 30, 1999 receivable of $807,084 in addition to a $105,328 increase in inventory and a $250,000 capitalization of the costs of the acquisition of Global Sight, Inc., $50,000 of which was amortized by November 30, 2000. Liabilities increased from $1,282,930 as of
November 30, 1999 to $1,784,407 as of November 30, 2000. This increase is primarily attributable to increases in accounts payable and accrued expenses of $221,026, a $114,229 decrease in short-term debt, debt conversion of $956,118 which included a $729,570 note liability due a corporate founder, additional advances from an officer and shareholder of $225,000, salary accruals to corporate officers of $131,302 and the inclusion of assumed debt from the Grant Claims' combination of $800,452.

SHAREHOLDERS' EQUITY - Shareholders' equity increased from $523,652 as of November 30, 1999 to $5,069,055 as of November 30, 2000. This $4,545,403
increase is attributable to $4,370,359 in capital increases arising from the Grant Claims' asset combination, amounts raised in the Company's offerings of its common stock of $198,913, the issuance of 2,000,000 common shares for the acquisition of Global Sight, Inc. and legal services rendered in completing the acquisition, the debenture funding and the conversion of $807,219 in outstanding debentures and accrued interest, the November 2000 issuance of common stock in exchange for $956,118 of then existing corporate debt, all offset by the operating net losses for the twelve months ended November 30, 2000 of $1,286,847.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $36,889 in the twelve month period ending November 30, 2000 resulting from $5,320,684 of cash provided by the Company's financing activities offset by $706,195 of cash used in operating activities and $4,577,600 of cash used in investing activities, primarily attributable to the Grant Claims' asset combination.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $706,195 in the twelve-month period ended November 30, 2000 was primarily due to a net loss of $1,286,847, an increase of inventory of $105,328 and a $114,229 decrease in short-term debt, all partially offset by an increase of accounts payable and accrued expenses of $421,478, $225,033 in depreciation and amortization and officer's salary accruals of $131,302.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $3,557,600 in the twelve-month period ended November 30, 2000 funded a net $4,143,584 for the Grant Claims' asset combination, $250,000 of costs involved in the March 2000 corporate purchase of Global Sight, Inc. and $162,468 invested in new production equipment.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $5,320,684 in the twelve-month period ended November 30, 2000 was primarily due to the issuance of common shares for the Company's portion of the Grant Claims' asset combination, $956,118 in issuances of the Company's common stock in debt conversions, proceeds from the $800,000 debenture funding which was fully converted into common shares during the period, proceeds from the sales and issuances of $311,913 in common stock net of retirement of debt due a founder of $799,007 and offset by current officer loans of $225,000.

CAPITAL  EXPENDITURES

The Company expended $162,468 in the twelve months ended November 30, 2000 to purchase additional equipment in connection with the expansion of its business.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  November  30,  2000,  the  Company  had  35  full  time  employees.

ITEM  7.  FINANCIAL  STATEMENTS

     The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between John P. Semmens CPA and Management of the type required to be reported under this Item 8 since the date of their engagement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company as of January 31, 2001, are as follows:

Name                    Age     Position(s)
--------------------------------------------------------
Trevor Webb              35     President, CEO, Director

Thomas L. Reichman       63     Chief Operating Officer

Fred Schmidt             56     Chief Financial Officer

James  Mason             55     Vice  President, Production

Terrence Burke           54     Director


TREVOR WEBB currently serves as the Company's President and CEO, and is a member of the Company's Board of Directors. In 1991, Mr. Webb founded Eclexion Designs, Inc., a furniture company. Mr. Webb designed an exclusive line of unique furniture and set-up multiple factories in Indonesia for the manufacture of his designs. Eclexion's worldwide distribution center was located in Los Angeles, CA and employed over 80 employees. Eclexion's customers included Eddie Bauer, Nieman Marcus, and Restoration Hardware. By 1998, Eclexion had $10 million in annual sales, and distribution spanning three continents. In 1999, Mr. Webb sold his company to join RTEK. Mr. Webb served as Director of Marketing for the Company until the death of his father, Ray L. Webb, the Company's founder, when he was appointed by Board of Directors to serve as a Director and as President and CEO. Mr. Webb received a Bachelors degree in Political Science from the University of Southern California in 1989.

THOMAS L. REICHMAN joined the Company in March 2000 and currently serves as the Company's Executive Vice President and Chief Operating Officer. From June 1999 to March 2000, Mr. Reichman served as President of Senior Care Industries, a development stage corporation. From February 1999 to June 1999, Mr. Reichman served as President of Internet Culinary Corporation, which was to be merged into Senior Care. From 1990 to 1998, Mr. Reichman was a special consultant recommended by General Electric Satellite Space Division for consulting assignments. In that capacity, Mr. Reichman consulted for domestic and international cable television companies. Prior to that, Mr. Reichman was a founder of Scandia Down Corporation where he served as President and CEO for ten years. Mr. Reichman received a Bachelors in Business Administration from the University of Miami, Coral Gables, Florida and served in the United States Marine Corps for seven years.

FRED SCHMIDT has been with the Company since the inception of RTEK-NV and currently serves as the Company's Chief Financial Officer. From 1988 to 1996, Mr. Schmidt served as the Chief Financial Officer for the Webb Development Company. From 1980 to 1988, Mr. Schmidt served as the Chief Financial Officer for Urban West Communities. In 1976, Mr. Schmidt founded a CPA practice in Orange County, California which was sold in 1980. From 1966-1975 he was Supervisor, Audit Department for Deloitte & Touche. Mr. Schmidt received his Bachelors of Science degree in Business Administration with a minor in Mathematics from California State Polytechnic University, Pomona.

JAMES MASON has been with the Company since the inception of RTEK-NV and currently serves as the Company's Vice President of Production. Mr. Mason received his Bachelors Degree in Business Management and Administration from Brigham Young University, Provo, Utah. Mr. Mason founded and operated a Utah construction company specializing in industrial and commercial projects utilizing pre-engineered components and concrete tilt-up processes. Since 1984, Mr. Mason served as Vice President for Webb Development Company and now serves as Vice President, Production for Rubber Technology International.

TERRENCE BURKE was appointed to the Company's Board of Directors upon the acquisition of RTEK-NV by the Company. Since 1988, Mr. Burke has been the owner of Burke's ountry Pine, a retail chain with three retail stores. From 1983 to 1988, Mr. Burke was the Vice President of Finance of Webb Development Company. From 1964 to 1983, Mr. Burke served as a vice President for the Colwell Company, a Los Angeles based mortgage banking firm. Mr. Burke attended the School of Mortgage Banking at the University of Maryland and the University of California at Los Angeles, with specific emphasis in finance, construction and construction law.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended November 30, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

     The Company does not have employment contracts with any of its management personnel.

SUMMARY  COMPENSATION  TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2000, 1999, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                       SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                LONG  TERM  COMPENSATION
                                         ----------------------                AWARDS           PAYOUTS
                                                                            -------------------------------
                                                           OTHER          RESTRICTED  SECURITIES              ALL
NAME AND                                                   ANNUAL         STOCK       UNDERLYING    LTIP      OTHER
PRINCIPAL                      SALARY        BONUS         COMPENSATION   AWARDS      OPTIONS       PAYOUTS   COMPESATION
POSITION             YEAR      ($)           ($)           ($)            ($)         SARS (#)      ($)       ($)
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Trevor L. Webb
(President,        2000         68,000         -0-             -0-            -0-         -0-         -0-         -0-
 CEO)            (11/30)

                   1999        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1998        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------
Thomas L.
 Reichman          2000         77,200         -0-             -0-          10,000        -0-         -0-         -0-
(COO)            (11/30)

                   1999        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1998        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------
Fred Schmidt       2000         85,000         -0-             -0-           20,000       -0-         -0-         -0-
(CFO)            (11/30)

                   1999
                 (11/30)        68,448         -0-             -0-            -0-         -0-         -0-         -0-

                   1998
                 (11/30)        29,470         -0-             -0-            -0-         -0-         -0-         -0-
-------------------------------------------------------------------------------------------------------------------------
James Mason        2000         78,000         -0-             -0-            30,000      -0-         -0-         -0-
(VP)             (11/30)

                   1999         47,733         -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1998         53,985         -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------
Raymond L.        2000         -0-             -0-             -0-            25,000      -0-         -0-         -0-
 Webb            (11/30)
(Former
 President,       1999         -0-             -0-             -0-            -0-         -0-         -0-         -0-
 CEO)            (11/30)

                  1998         -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------





                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                                               PERCENT OF TOTAL
                  NUMBER OF SECURITIES       OPTIONS/SAR'S GRANTED
                       UNDERLYING            TO EMPLOYEES IN FISCAL   EXERCISE OF BASE PRICE
NAME             OPTIONS/SAR'S GRANTED (#)            YEAR                   ($/SH)            EXPIRATION DATE
---------------  -------------------------  -----------------------  ------------------------  ---------------
Trevor L. Webb           None                        N/A                      N/A                    N/A

Thomas L. Reichman       None                        N/A                      N/A                    N/A

James Mason              None                        N/A                      N/A                    N/A

Raymond Webb             None                        N/A                      N/A                    N/A


                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                 NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED IN
                 SECURITIES UNDERLYING   THE-MONEY OPTION/SARS
                 SHARES ACQUIRED ON      VALUE                     OPTIONS/SARS AT FY-END (#)  AT FY-END ($)
NAME             EXERCISE (#)            REALIZED ($)              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------  ----------------------  ------------------------  --------------------------  --------------------------
Trevor L. Webb           N/A                     N/A                      None                         N/A

Thomas L. Reichman       N/A                     N/A                      None                         N/A

James Mason              N/A                     N/A                      None                         N/A

Raymond Webb             N/A                     N/A                      None                         N/A




COMPENSATION  OF  DIRECTORS

     Directors were not separately compensated for their services in the year ended November 30, 2000.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of January 31, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                                    COMMON STOCK  PERCENT OF
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER        OUTSTANDING  OUTSTANDING
----------------------- ------------------------------------        ----------   ------------
Common Stock            Trevor L. Webb (1)                          10,333,055       15.47%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Thomas L. Reichman                             100,000        0.15%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            James Mason                                    300,000        0.45%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Fred Schmidt                                   300,000        0.45%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Grant Claims, Inc.                          25,500,000       38.18%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Anne Gogstad (2)                             6,020,209        9.02%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            All Directors and Officers as a Group
                        (4 Persons in total)                        11,033,055        16.52%
----------------------- ------------------------------------        ----------   ------------

(1) Includes 5,236,875 shares of the Company's Common Stock held by Grant Claims, Inc., a Nevada corporation and 3,026,120 shares held by the Sibco Trust, of which Mr. Webb is the trustee. Mr. Webb owns 23.275% of the outstanding shares of Grant Claims, Inc.

(2) Includes 5,236,875 shares of the Company's Common Stock held by Grant Claims, Inc., a Nevada corporation. Ms. Gogstad owns 23.275% of the outstanding shares of Grant Claims, Inc.

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Consolidated subsidiaries and affiliates include Rubber Technology International, Inc., a Nevada corporation, Global Sight, Inc., a Nevada corporation and Grant Claims, Inc., a Nevada corporation. Grant Claims, Inc. is owned 51% directly and 5% indirectly by Rubber Technology International, Inc, the Florida parent corporation. Trevor L. Webb is the President and sole Director of Grant Claims, Inc.

     The Company acquired the 51% interest in Grant Claims, Inc. pursuant to a Contribution Agreement entered into effective November 30, 2000. The Company's contribution was the issuance of 25,500,000 common shares to Grant Claims, Inc. As part of the agreement, Grant Claims LLC contributed all rights to certain sand assets, as previously described in exchange for 49% of the common stock of Grant Claims, Inc. As a result, Trevor Webb, the Company's CEO and President owns 23.275% of Grant Claims, Inc.

     In exchange for $547,112 in loans to the Company, received in fiscal years 1999 and 2000, on November 30, 2000 the Company issued 1) 3,026,120 shares of its "restricted" Common Stock to the Sibco Trust (Trevor Webb, the Company's President and CEO is the trustee of the Sibco trust); 2) 2,070,000 shares of its "restricted" Common Stock to Mr. Trevor Webb, the President and CEO of the Company, and 3) 375,000 shares of its "restricted" Common Stock to the Webb Family Trust.

     Effective November 30, 2000 the Company issued 300,000 Common Shares to Fred Schmidt, the CFO of the Company, and 50,000 Common Shares to Mr. Thomas Reichman, the COO of the Company, as partial payment for services rendered.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS                                    Page

Report  of  Independent  Auditors                                    F-1

Consolidated  balance  sheet  at  November  30,  2000                F-2

Consolidated statements of operations for the years ended
 November 30, 2000 and 1999                                          F-3

Consolidated statements of shareholders' equity for the
 years ended November 30, 2000 and 1999                              F-4

Consolidated statements of cash flows for the years ended
 November 30, 2000 and 1999                                          F-6

Notes to consolidated financial statements                           F-8

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX  TO  EXHIBITS

     The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.     DESCRIPTION


*3.1          Articles  of  Incorporation  of  the  Company

*3.2          Articles of Amendment of the Company changing Company's name to
               Rubber Technology International, Inc.

*3.3          Bylaws  of  the  Company

23.1          Consent  of  John  P. Semmens, CPA, independent public accountant

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

On January 25, 2001, the Company filed on Form 8-K, providing details regarding its acquisition of 51% of the outstanding capital stock of Grant Claims, Inc., a Nevada corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 28, 2001

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                  (Registrant)

By:  /s/ Trevor L.  Webb
Trevor L.  Webb
President and Chief Executive Officer and Director

By:  /s/ Thomas L.  Reichman
Thomas L. Reichman
Chief Operating Officer and Director

By:  /s/ Fred Schmidt
Fred Schmidt
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Capacity                        Date
------------------          --------                        -----

/s/ Trevor L. Webb          Director                        February  28,  2001


/s/ Terrance Burke          Director                        February  28,  2001

                 JOHN P. SEMMENS CPA, A PROFESSIONAL CORPORATION
                   24501 DEL PRADO STE A, DANA POINT, CA 92629
                      PH: (949)496-8800 FAX: (949)443-0642


                          Independent Auditor's Report


Board of Directors and Shareholders
Rubber Technology International, Inc.


We have audited the balance sheet of Rubber Technology International, Inc. as of November 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rubber Technology International, Inc. as of November 30, 1999, were audited by other auditors whose report, dated January 17, 2000, on those statements included an explanatory paragraph that doubted the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubber Technology International, Inc. as of November 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



John P. Semmens CPA

February 22, 2001



                    RUBBER TECHNOLOGY INTERNATIONAL, INC.
                               BALANCE SHEET

                                   ASSETS


                                                                   NOVEMBER 30, 2000    NOVEMBER 30, 1999
                                                                   ------------------   ------------------
CURRENT ASSETS
Cash                                                               $           66,561   $           29,672
Accounts Receivable                                                            44,654               25,574
Inventory                                                                     148,560               43,232
Prepaid Expenses                                                               25,832
                                                                   ------------------   ------------------
  Total Current Assets                                                        285,607               98,478

PROPERTY AND EQUIPMENT
Property and Equipment, net of $460,103 of Accumulated
  Depreciation                                                                785,139              797,704

OTHER ASSETS
Mineral Interests (Note 3)                                                  5,410,668
Investment in Corporate Common Stock (Note 3)                               3,570,000
Account Receivable (Note 3)                                                                        807,084
Deposits                                                                       32,048               10,500
Corporate Reorganization Costs, net of $50,000 of
  Accumulated Amortization                                                    200,000
Plant Design - Second Plant                                                                         92,816
                                                                   ------------------   ------------------
                                                                            9,212,716              910,400
                                                                   ------------------   ------------------

TOTAL ASSETS                                                       $       10,283,462   $        1,806,582
                                                                   ==================   ==================

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses (Note 9)                     $          540,218   $          118,740
Short-Term Notes Payable                                                                           114,229
Current Portion of Notes Payable - Secured                                     31,672               57,180
                                                                   ------------------   ------------------
  Total Current Liabilities                                                   571,890              290,149

LONG-TERM LIABILITIES (NOTES 4, 7 AND 9)
Notes Payable - Secured, less current portion                                 256,215              193,774
Notes Payable - Officers and Shareholders                                     225,000               69,437
Accrued Salaries to Officers                                                  131,302
Notes Payable - Bank and Mineral Interests                                    600,000
Note Due Founder                                                                                   729,570
                                                                   ------------------   ------------------
                                                                            1,212,517              992,781
                                                                   ------------------   ------------------
TOTAL LIABILITIES                                                           1,784,407            1,282,930

NON-CONTROLLING INTEREST IN GRANT CLAIMS, INC. (NOTE 3)                     3,430,000

LEASE COMMITMENTS (NOTE 8)

SHAREHOLDERS' EQUITY (NOTES 5, 6 AND 9)
Common Stock, $0.0001 par value, authorized 75 million shares;
  Issued and outstanding at November 30, 2000, 66,776,805 shares                6,677                1,083

Additional Paid-In Capital                                                  7,942,693            2,116,037

Retained Deficit                                                           (2,880,315)          (1,593,468)
                                                                   ------------------   ------------------
TOTAL SHAREHOLDERS' EQUITY                                                  5,069,055              523,652
                                                                   ------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $       10,283,462   $        1,806,582
                                                                   ==================   ==================


                   See accompanying notes to financial statement disclosures.


                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          STATEMENT OF OPERATIONS



                                             YEAR ENDED          YEAR ENDED
                                         NOVEMBER 30, 2000   NOVEMBER 30, 1999
                                         ------------------  ------------------
REVENUES
Revenues                                 $          733,976  $          593,620

COST OF GOODS SOLD
Labor                                               334,971             270,489
Repairs and Maintenance                              79,176              61,437
Trash                                                85,653              22,925
Raw Materials and Other                             140,318              37,913
                                         ------------------  ------------------
  Total Cost of Goods Sold                          640,118             392,764
                                         ------------------  ------------------
GROSS MARGIN INCOME                                  93,858             200,856

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                       153,441             104,960
Legal, Professional and Management                  331,349             139,016
Research and Development                            185,301              47,733
Depreciation and Amortization                       225,033             144,560
Utilities                                           104,861              52,031
Interest Expense                                     62,055             237,194
Other Expenses                                      226,634             103,601
                                         ------------------  ------------------
                                                  1,288,673             829,096
                                         ------------------  ------------------

NET LOSS BEFORE ASSET DISPOSALS                   1,194,815             628,240

LOSS ON ASSET DISPOSALS, NET                         89,632
                                         ------------------  ------------------
NET LOSS BEFORE TAXES ON INCOME                   1,284,447             628,240

TAXES ON INCOME                                       2,400               1,197
                                         ------------------  ------------------
NET LOSS                                 $        1,286,847  $          629,437
                                         ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             20,904,632           9,501,051
                                         ==================  ==================
NET LOSS PER OUTSTANDING COMMON SHARE    $             0.06  $             0.07
                                         ==================  ==================
NET LOSS PER FULLY DILUTED COMMON SHARE  $             0.06  $             0.07
                                         ==================  ==================



                   See accompanying notes to financial statement disclosures.


                       RUBBER TECHNOLOGY INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS
                      YEARS ENDED NOVEMBER 30, 1999 AND 2000


                                                                     YEAR ENDED           YEAR ENDED
                                                                  NOVEMBER 30, 2000    NOVEMBER 30, 1999
                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Loss                                               $        1,286,847   $          629,437

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable                                                       (19,080)              47,517
  Inventory                                                                (105,328)              65,403
  Prepaid Expenses                                                          (25,832)
  Provision for Depreciation and Amortization                               225,033              144,560
  Amortization of Capitalized Plant Design costs                             92,816
  Accounts Payable and Accrued Expenses                                     421,478               35,950
  Current Portion of Long-Term Debt                                         (25,508)
  Accrued Salaries to Officers                                              131,302
  Short Term Notes Payable                                                 (114,229)            (238,824)
                                                                 ------------------   ------------------
                                                                            580,652               54,606
                                                                 ------------------   ------------------
Net Cash (Used in) Operating Activities                                    (706,195)            (574,831)
                                                                 ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                                    (162,468)             (53,387)
Increase in Deposits                                                        (21,548)              (2,000)
Corporate reorganization and debenture costs                               (250,000)
(Advances to) New Venture (Note 3)                                                              (693,565)
Asset Combination with Grant Claims, Inc. (Note 3):
  Mineral Interests, net of non-controlling interest                     (5,410,668)
  Issuance of common shares                                              (3,570,000)
  Allocation of Non-Controlling Interest                                  3,430,000
  Consolidation of Advances to Grant Claims                                 807,084
  Notes Payable to Bank and Mineral Interests                               600,000
                                                                 ------------------   ------------------
  Net Cash (Used in) Asset Combination with Grant Claims                 (4,143,584)
                                                                 ------------------   ------------------
Net Cash (Used in) Investing Activities                                  (4,577,600)            (748,952)
                                                                 ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt (Decrease) Due Founding Shareholder and Officer                       (799,007)             719,360
Debt Increase Equipment Loan                                                 62,441                  954
Debt Increase Notes Payable - Officer                                       225,000               24,673
Proceeds from Sale of Common Shares                                         311,913              305,758
Conversions of Unsecured Debt to Common Shares                              956,118
Issuances of Common Shares for Professional Services                        187,000
Issuances of Common Shares for Grant Claims' Asset Combination            3,570,000
Proceeds from the Sale of Convertible Debentures                            807,219
                                                                 ------------------   ------------------
Net Cash Provided by Financing Activities                                 5,320,684            1,050,745
                                                                 ------------------   ------------------
NET INCREASE (DECREASE) IN CASH                                              36,889             (273,038)

CASH, BEGINNING OF PERIOD                                                    29,672              302,710
                                                                 ------------------   ------------------
CASH, END OF PERIOD                                              $           66,561   $           29,672
                                                                 ==================   ==================

                   See accompanying notes to financial statement disclosures.


                          RUBBER TECHNOLOGY INTERNATIONAL, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY
                                YEAR ENDED NOVEMBER 30, 2000


                                          TOTAL SHARES                                                   TOTAL
                                          ISSUED AND    (PAR VALUE)    ADDITIONAL       RETAINED      SHAREHOLDER'S
                                          OUTSTANDING  COMMON STOCK PAID-IN CAPITAL     DEFICIT          EQUITY
                                          ----------- ------------  --------------   -------------  -----------
BALANCE, DECEMBER 1, 1999                 10,831,878  $      1,083  $    2,116,037   $ (1,593,468) $    523,652

 ISSUANCE OF COMMON SHARES FOR EQUITY
   CAPITAL
   February 22, 2000                         900,000            90          49,910                       50,000
   February 24, 2000                       1,266,346           126         148,787                      148,913

 ISSUANCE OF COMMON SHARES IN EXCHANGE
   FOR OWNERSHIP OF GLOBAL SIGHT, INC.
   March 20, 2000                          1,200,000           120          59,880                       60,000

 ISSUANCE OF COMMON SHARES FOR LEGAL
  SERVICES RENDERED
   March 20, 2000                            800,000            80          39,920                       40,000

 CONVERSION OF DEBENTURES INTO COMMON
   SHARES (NOTE 5)
   March 20, 2000                            166,667            17          24,983                       25,000
   March 28, 2000                            177,778            18          39,982                       40,000
   April 11, 2000                            300,000            30          35,970                       36,000
   May 4, 2000                               348,718            35          33,965                       34,000
   May 17, 2000                              666,667            67          59,933                       60,000
   May 25, 2000                              439,560            44          29,956                       30,000
   June 5, 2000                              476,190            48          24,952                       25,000
   June 9, 2000                              333,333            33          14,967                       15,000
   June 13, 2000                           1,916,667           192         114,808                      115,000
   June 15, 2000                           3,047,619           305         159,695                      160,000
   June 27, 2000                           2,193,548           219         101,781                      102,000
   June 30, 2000                           5,030,654           503         164,716                      165,219

 ISSUANCE OF COMMON SHARES
   FOR EQUITY CAPITAL
  November 10, 2000                          750,000            75         112,925                      113,000

AS OF NOVEMBER 30, 2000:
  CONVERSION OF CORPORATE DEBT FOR
     COMMON SHARES (NOTE 6)                9,561,180           956         955,162                      956,118

   ISSUANCE OF COMMON SHARES FOR SERVICES
     RENDERED                                870,000            87          86,914                       87,001

   ACQUISITION OF MINERAL
     INTERESTS (NOTE 3)                   25,500,000         2,550       3,567,450                    3,570,000

 NET (LOSS) FOR YEAR
     ENDED NOVEMBER 30, 2000                                                           (1,286,847)   (1,286,847)
                                          ----------- ------------  --------------   -------------  -----------
                                          66,776,805  $      6,677  $    7,942,693   $ (2,880,315)  $ 5,069,055
                                          =========== ============  ==============   =============  ===========


                   See accompanying notes to financial statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 1999 AND 2000


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK was originally organized as a Florida Corporation on July 25, 1986 and is currently based in Los Angeles, California. RTEK's principal line of business involves accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products. Recently, the Company has acquired significant construction grade sand deposits located near Las Vegas, NV and intends to develop these resources towards the development of concrete and other building related products.

          In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc. ("SCI")) acquired all of the outstanding common stock of Rubber Technology International, Inc., a Nevada corporation (RTEK-Nevada) in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by RTEK-Nevada.

     The Company is currently authorized to issue up to 75,000,000 shares of common stock, $0.0001 par value. As of November 30, 2000, 66,776,805 shares of common stock were issued and outstanding. See Notes 5, 6 and 9. There are no other authorized shares of common or preferred stock.

     The Company had limited operations from its inception in 1986 to November 30, 1999. During the fiscal 2000 period of these financial statements, the Company completed its production lines and initiated product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.

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

     Repair and maintenance expenses individually exceeding $500 are amortized over the ensuing six-month period.

     Property, including leasehold improvements, and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods for both book and tax purposes applied over the estimated useful lives of the equipment . Leasehold improvements are amortized over the term of the applicable lease, assuming all extensions are exercised. The acquisition cost of Global Sight, Inc. is being amortized over an estimated life of five years. Applicable assets are fully costed when they are determined to have no continuing useful value.

     The Company's main operating facility is located in an Enterprise Zone within the City of Los Angeles. This allows for tax advantages such as labor and investment credits and extended tax carry-overs, which are included herein. The Company has experienced operating losses to date and evaluates its need for a provision for federal income tax after each quarter. Income taxes for the current years are offset by prior year's losses and tax credits principally arising from the stated Enterprise Zone credits and provisions. The Nevada corporation operates its rubber recycling facility.

     All exchanges of common stock for services rendered, as more fully described in the Statement of Shareholders' Equity, were recorded at the fair value of the services rendered. The Company does not have definitive contracts with its management personnel. Any common shares issued to these individuals were discretionary distributions.

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

NOTE 3 - MINERAL INTERESTS

     Effective November 30, 2000, the Company completed a combination of assets agreement for the rights and assets of the Grant Claims sand operation. Under this agreement, all the rights net of all the obligations of the Grant Claims' prior operations were combined with the Company's contribution of 25.5 million restricted common shares in a new corporation that will continue the operation of the Grant Claims. This new corporation is 51% owned by the Company. There are additional capital contribution Company requirements into the operations of the claims and a provision for the issuance of additional common shares on the attainment of certain production levels.

     The prior operations of the claims were owned 5% by the Company and 95% by a partnership that included, in part, an existing corporate officer. Using the value as indicated by the Company's contributed common shares, the transaction was completed at a greater than 30% discount to third party appraisals, and without additional cash or equivalent compensation to the preceding owners. Because of the majority ownership, control of the Grant Claims has now passed to the Company.

     The purchase method of accounting was used to report this combination of assets. This method requires all valuations to be at fair value and recordation of operations only subsequent to the combination of assets.

NOTE 4 - LONG TERM LIABILITIES

     The Company is obligated under three loans, which are secured by its production and other assets. The loans are fully amortizing over their respective terms, which individually ranged at loan inception from four to six years. One loan with a $245,000 current principal has been personally guaranteed by a non-officer/shareholder.

     Under the provisions of long-term third party personal property debt agreements, the Company has the following minimum annual payment obligations:

                                            Year Ended November 30
                                         2001        2002         2003
                                     --------     --------     --------
     Notes Payable - Secured         $ 25,989     $ 30,005     $ 34,640
     Notes Payable - Other              5,683        6,216        6,799
                                     --------     --------     --------
                                     $ 31,672     $ 36,221     $ 41,439
                                     ========     ========     ========

     Liabilities due officers do not have a current demand element within their repayment terms. If the note terms required repayment over a five-year term, the annual principal maintenance for the aggregate of the loans would approximate $71,260 per year.

     The Company is additionally liable to a bank for an amount up to a claim of $200,000. The final amount to be paid the bank will be determined as a result of on-going litigation.

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

     These debentures were convertible into common shares of the Company at seventy five percent of the closing bid price as of the close of trading the day prior to exercise of any conversion by the holder. All debentures were fully funded and fully converted into 15,097,402 shares of the Company's common stock prior to June 30, 2000.

NOTE 6 - SHAREHOLDERS' EQUITY

     Effective November 30, 2000, for all creditors in agreement with the offer, the Company exchanged 9,561,180 common stock for corporate debt at a seventeen-percent discount to the trading low on that day. The expunged corporate debt was due to corporate officers $557,118 and non-officer or existing shareholders $399,000.

     As a part of the Company's fiscal 1999 financing, the Company granted options to acquire up to 123,457 corporate common shares at an acquisition price of $ 0.81 per share. These options expire January 22, 2002.

On May 5, 2000, the Company issued options to its investor relations firm for their acquisition of up to 300,000 common shares . These options expire May 4, 2001 and are grouped in 100,000 share units, at exercise price increments of $0.30, $0.40 and $0.50 per share.

     See Notes 3 and 9.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Long-term liabilities include $225,000 due an officer/shareholder arising from monetary investments into the Company and $131,302 in accrued salaries due officers. See Notes 4 and 9.

     Officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. See Note 3.

NOTE 8 - LEASE COMMITMENTS

     As of November 30, 2000, the Company is obligated under leases for its production facilities. Future minimum lease payments under these leases are:

        Term                                   Minimum Annual Payment
       ------                                 ------------------------
 December 1, 2000 - November 30, 2001                $ 156,700
 December 1, 2001 - November 30, 2002                  160,300
 December 1, 2002 - November 30, 2003                  161,800
 December 1, 2003 - November 30, 2004                  166,700
 December 1, 2004 - November 30, 2005                  171,700
                                                    ----------
                                                     $ 817,200
                                                    ==========

The primary term of the core facility lease ends December 2001. The Company has an option to extend the term of this lease for an additional five years. A second lease for a contiguous parcel expires July 2001. The leases and the option extension agreements provide for cost of living increases between 3-6% per year on the lease anniversary dates in 2002 and 2004, if extended. Additionally, the Company is required to pay any property tax increases over the base year. The lease provides an option to purchase the property under market conditions.

NOTE 9 - SUBSEQUENT EVENTS

     Effective January 2001, as a portion of an agreement for corporate marketing and investor relations, the Company issued 100,000 restricted common shares.

     On February 14, 2001, the Company approved the issuance of 3,784,135 shares of common stock comprising 1,728,318 shares for officers' services and 2,055,817 shares for other professional individuals. The costs of these services amounted to approximately $138,200 for corporate officers and $164,400 for the other professionals, substantially all of which were included in the liabilities reflected in the November 30, 2000 financial statements.

     In February 2001, corporate officers loaned additional personal funds to the Company.