Form 10KSB/A
period 2000-11-30
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2001-03-16
CIK 1083449

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


On November 30, 2000, the Company issued 3,402,120 shares of its "restricted" Common Stock to the Sibco Trust and 375,000 "restricted " common shares to the Webb Family Trust in exchange for forgiveness of aggregate outstanding promissory notes in the total amount of $340,112. Trevor Webb, the Company's CEO, President and a Director, is the trustee of the Sibco Trust. He has no affiliation with the Webb Family Trust. These issuances were isolated transactions not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Section 16(A) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(A) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that some of the Company's officers, directors and greater than ten percent shareholders did not timely file their required forms but have otherwise complied with the requirements of Section 16(A).


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


                                                                    COMMON STOCK  PERCENT OF
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER        OUTSTANDING  OUTSTANDING
----------------------- ------------------------------------        ----------   ------------
Common Stock            Trevor L. Webb (1)                          11,406,305       17.08%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Thomas L. Reichman                             100,000        0.15%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            James Mason                                    300,000        0.45%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Fred Schmidt                                   300,000        0.45%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Grant Claims, Inc.                          25,500,000       38.18%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Anne Gogstad (2)                             6,718,459       10.06%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            All Directors and Officers as a Group
                        (4 Persons in total)                        12,106,305        18.13%
----------------------- ------------------------------------        ----------   ------------

1. Includes 5,935,125 shares of the Company's Common Stock held by Grant Claims, Inc., a Nevada corporation and 3,401,120 shares held by the Sibco Trust, of which Mr. Webb is the trustee. Mr. Webb owns 23.275% of the outstanding shares of Grant Claims, Inc.

2. Includes 5,935,125 shares of the Company's Common Stock held by Grant Claims, Inc., a Nevada corporation. Ms. Gogstad owns 23.275% of the outstanding shares of Grant Claims, Inc.


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

     In exchange for $547,112 in loans to the Company, received in fiscal years 1999 and 2000, on November 30, 2000 the Company issued 1) 3,026,120 shares of its "restricted" Common Stock to the Sibco Trust (Trevor Webb, the Company's President and CEO is the trustee of the Sibco trust); 2) 2,070,000 shares of its "restricted" Common Stock to Mr. Trevor Webb, the President and CEO of the Company, and 3) 375,000 shares of its "restricted" Common Stock to the Webb Family Trust. Mr. Trevor Webb is neither a trustee nor beneficiary of the Web Family Trust.

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


Dated:  March 9, 2001

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

By:  /s/ Thomas L.  Reichman
Thomas L. Reichman
Chief Operating Officer and Director

By:  /s/ Fred Schmidt
Fred Schmidt
Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Capacity                        Date
------------------          --------                        -----

/s/ Trevor L. Webb          Director                        March 9,  2001

/s/ Terrance Burke          Director                        March 9,  2001

/s/ Fred Schmidt            Director                        March 9,  2001

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