Form 10QSB
period 2001-02-28
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2001-04-16
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  February 28, 2001

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

   Title of each class of Common Stock         Outstanding as March 31, 2001
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  70,660,940



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

INDEX

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated Financial Statements

          Consolidated Balance Sheet at February 28, 2001 (Unaudited) and
            November 30, 2000

          Consolidated Statements of Operations (Unaudited) three months ended February 28, 2001 and February 29, 2000

          Consolidated Statements of Cash Flows (Unaudited) three months ended February 28, 2001 and February 29, 2000

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


                 RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            BALANCE SHEET


                                   ASSETS


                                                                    FEBRUARY 28, 2001    FEBRUARY 29, 2000
                                                                   ------------------   ------------------
CURRENT ASSETS
Cash                                                               $            9,410   $           99,204
Accounts Receivable                                                            40,789               40,270
Inventory                                                                     195,114               43,232
Prepaid Expenses                                                               24,237
                                                                   ------------------   ------------------
  Total Current Assets                                                        269,550              182,706

PROPERTY AND EQUIPMENT
Property and Equipment, net of $512,403 of Accumulated
  Depreciation                                                              1,003,089              783,937

OTHER ASSETS
Mineral Interests (Note 3)                                                  5,410,668
Investment in Corporate Common Stock (Note 3)                               2,932,500
Account Receivable (Note 3)                                                                        852,090
Deposits                                                                       32,048               10,813
Corporate Reorganization Costs, net of $62,500 of
  Accumulated Amortization                                                    187,500
Plant Design - Second Plant                                                                         92,816
                                                                   ------------------   ------------------
                                                                            8,562,716              955,719
                                                                   ------------------   ------------------

TOTAL ASSETS                                                       $        9,835,355   $        1,922,362
                                                                   ==================   ==================

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses (Note 5)                     $          615,119   $          106,769
Short-Term Notes Payable                                                       60,000              132,229
Current Portion of Notes Payable - Secured                                     31,671               57,180
                                                                   ------------------   ------------------
  Total Current Liabilities                                                   706,790              296,178

LONG-TERM LIABILITIES (NOTES 4, 6 AND 7)
Notes Payable - Secured, less current portion                                 512,761              193,545
Notes Payable - Officers and Shareholders                                     225,000               81,739
Accrued Salaries to Officers                                                   66,912
Notes Payable - Bank and Mineral Interests                                    600,000
Note Due Founder/Shareholder                                                                       804,021
                                                                   ------------------   ------------------
                                                                            1,404,673            1,079,305
                                                                   ------------------   ------------------
TOTAL LIABILITIES                                                           2,111,463            1,375,483

NON-CONTROLLING INTEREST IN GRANT CLAIMS, INC. (NOTE 3)                     3,106,183

LEASE COMMITMENTS (NOTE 7)

SHAREHOLDERS' EQUITY (NOTES 3, 5 AND 8)
Common Stock, $0.0001 par value, authorized 75 million shares;
  Issued and outstanding at February 28, 2001, 70,260,940 shares                7,026                1,289

Additional Paid-In Capital                                                  8,216,186            2,314,744

Other Comprehensive Loss                                                     (325,125)

Retained (Deficit)                                                         (3,280,378)          (1,769,155)
                                                                   ------------------   ------------------
TOTAL SHAREHOLDERS' EQUITY                                                  4,617,709              546,878
                                                                   ------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $        9,835,354   $        1,922,361
                                                                   ==================   ==================




            See accompanying notes to financial statement disclosures.


                              RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                    STATEMENT OF OPERATIONS



                                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                       FEBRUARY 28, 2001     FEBRUARY 29, 2000
                                                                      -------------------   -------------------
REVENUES
Revenues                                                              $           135,277   $           105,504

COST OF GOODS SOLD
Labor                                                                              49,850                47,317
Repairs and Maintenance                                                            37,633                12,098
Trash                                                                              27,300                 8,145
Raw Materials and Other                                                            47,076                13,495
                                                                      -------------------   -------------------
  Total Cost of Goods Sold                                                        161,859                81,055
                                                                      -------------------   -------------------
GROSS MARGIN (LOSS) INCOME                                                        (26,582)               24,449

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                                                      38,438                38,126
Legal, Professional and Management                                                194,107                58,354
Research and Development                                                                -                28,500
Depreciation and Amortization                                                      64,750                36,000
Utilities                                                                          16,506                12,065
Interest Expense                                                                   20,763                10,921
Other Expenses                                                                     38,117                16,170
                                                                      -------------------   -------------------
                                                                                  372,681               200,136
                                                                      -------------------   -------------------

NET LOSS BEFORE TAXES ON INCOME                                                   399,263               175,687

TAXES ON INCOME                                                                       800
                                                                      -------------------   -------------------

NET LOSS                                                              $           400,063   $           175,687
                                                                      ===================   ===================

OTHER COMPREHENSIVE LOSS
Unrealized loss on investment in Company common shares, based on
attributable, consolidated investment by Grant Claims, Inc. (Note 3)  $           325,125   $                 -
                                                                      ===================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                           67,122,061            10,956,981
                                                                      ===================   ===================

NET LOSS PER OUTSTANDING COMMON SHARE                                 $              0.01   $              0.02
                                                                      ===================   ===================

NET LOSS PER FULLY DILUTED COMMON SHARE                               $              0.01   $              0.02
                                                                      ===================   ===================





            See accompanying notes to financial statement disclosures.


                       RUBBER TECHNOLOGY INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS


                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     FEBRUARY 28, 2001   FEBRUARY 29, 2000
                                                    ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Loss                                           $ 400,063   $ 175,687

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable                                            3,865     (14,696)
  Inventory                                                    (46,554)
  Prepaid Expenses                                               1,594
  Provision for Depreciation and Amortization                   64,750      36,000
  Accounts Payable and Accrued Expenses                         74,901     (11,971)
  Accrued Salaries to Officers                                 (64,390)
  Short Term Notes Payable                                      60,000      18,000
                                                             ---------    --------
                                                                94,166      27,333
                                                             ---------    --------
Net Cash (Used in) Operating Activities                       (305,897)   (148,354)
                                                             ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                       (270,200)    (22,232)
Increase in Deposits                                                 -        (313)
Corporate reorganization and debenture costs                         -
(Advances to) New Venture (Note 3)                                         (45,006)
Asset Combination with Grant Claims, Inc. (Note 3):
  Mineral Interests, net of non-controlling interest           312,375
  Issuance of common shares
  Allocation of Non-Controlling Interest                      (323,817)
                                                             ---------    --------
  Net Cash Provided by Asset Combination with Grant Claims     (11,442)
                                                             ---------    --------
Net Cash Provided by (Used in) Investing Activities           (281,642)    (67,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt (Decrease) Due Founding Shareholder and Officer            74,451
Debt Increase Equipment Loan                                   268,000
Secured Debt Principal Reductions                              (11,454)
Debt Increase Notes Payable - Officers                               -      12,073
Proceeds from Sale of Common Shares                                        198,913
Conversions of Unsecured Debt to Common Shares                 190,842
Issuances of Common Shares for Professional Services            83,000
                                                             ---------    --------
Net Cash Provided by Financing Activities                      530,388     285,437
                                                             ---------    --------
NET (DECREASE) INCREASE IN CASH                                (57,151)     69,532

CASH, BEGINNING OF PERIOD                                       66,561      29,672
                                                             ---------    --------
CASH, END OF PERIOD                                          $   9,410   $  99,204
                                                             =========    ========



            See accompanying notes to financial statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 2001


NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK was originally organized as a Florida Corporation on July 25, 1986 and is currently based in Los Angeles, California. RTEK's principal line of business involves accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products. Recently, the Company acquired all the production rights to significant construction grade sand deposits located near Las Vegas, NV previously owned by Grant Claims, LLC, and intends to develop these resources towards the development of concrete and other building related products.

          In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc. ("SCI")) acquired all of the outstanding common stock of Rubber Technology International, Inc., a Nevada corporation (RTEK-Nevada) in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by RTEK-Nevada. On April 12, 2001, the Company's shareholders approved a reincorporation of the original corporation from Florida to Nevada, which shall be timely completed.

     Effective April 12, 2001, the Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of February 28, 2001, 70,260,940 shares of common stock were issued and outstanding. See Notes 3, 5 and 8. There are no other authorized shares of common or preferred stock.

The Company had limited operations from its inception in 1986 to November 30, 1999. During fiscal 2000, the Company completed its production lines and initiated product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.

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

     The Company's main operating facility is located in an Enterprise Zone within the City of Los Angeles. This allows for tax advantages such as labor and investment credits and extended tax carry-overs, which are included herein. The Company has experienced operating losses to date and evaluates its need for a provision for federal income tax after each quarter. Income taxes for the current years are offset by prior year's losses and tax credits principally arising from the stated Enterprise Zone credits and provisions. The Nevada corporation operates the rubber recycling facility.

     All exchanges of common stock for services rendered were recorded at the fair value of the services rendered. The Company does not have definitive contracts with its management personnel. Any common shares issued to these individuals were discretionary distributions.

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

     Effective November 30, 2000, the Company completed a combination of assets agreement for the rights and assets of the Grant Claims sand operation. Under this agreement, all the rights net of all the obligations of the Grant Claims' prior operations, were combined with the Company's contribution of 25.5 million restricted common shares in a new corporation that will continue the operation of the Grant Claims. This new corporation is 51% directly owned by the Company. There are additional capital contribution Company requirements into the operations of the claims and a provision for the issuance of additional common shares on the attainment of certain production levels.

The prior operations of the claims were owned 5% by the Company and 95% by a partnership that included, in part, an existing corporate officer. Using the value as indicated by the Company's contributed common shares, the transaction was completed at a greater than 30% discount to third party appraisals, and without additional cash or equivalent compensation to the preceding owners. Because of the majority ownership, control of the Grant Claims, as previously owned by Grant Claims, LLC, has now passed to the Company.

     The purchase method of accounting was used to report this combination of assets. This method requires all common share valuations of Company stock, including Grant Claims, Inc.'s attributable owned shares, to be at current fair value, recordation of operations only subsequent to the combination of assets and consolidation of operations and recordation of the non-controlling interests at the non-owned percentage. The unrealized current value adjustment appears as other comprehensive gains or losses, as applicable, and net of applicable income taxes. Due to the Company's current tax position, the net of tax portion is deemed to be zero.

NOTE  4  -  LONG  TERM  LIABILITIES

     The Company is obligated under three loans, which are secured by its production and other assets. The loans are fully amortizing over their respective terms, which individually ranged at loan inception from four to six years. One loan with a $242,000 current principal has been personally guaranteed by a non-officer/shareholder.

     Under the provisions of long-term third party personal property debt agreements, the Company has the following minimum annual payment obligations:

                                             Year  Ended  February  28,
                                            ----------------------------
                                            2002        2003        2004
                                          --------    --------    --------
           Notes Payable  - Secured       $ 25,989    $ 30,005    $ 34,640
           Notes  Payable -  Other           5,683       6,216       6,799
                                          --------    --------    --------
                                          $ 31,672    $ 36,221    $ 41,439
                                          ========    ========    ========

     Liabilities due officers do not have a current demand element within their repayment terms. If the note terms required repayment over a five-year term, the annual principal maintenance for the aggregate of the loans would approximate $58,400 per year.

     The Company is additionally liable to a bank for an amount up to a claim of $200,000. The final amount to be paid the bank will be determined as a result of on-going litigation.

NOTE  5  -  SHAREHOLDERS'  EQUITY

     Effective February 20, 2001, for all creditors in agreement with the offer, the Company exchanged 3,384,135 shares of common stock for corporate debt at a one penny per share discount to the closing price on that day. The expunged corporate debt was due to corporate officers $158,842 and non-officer or existing shareholders $103,000. Substantially all of these debts were included in the liabilities reflected in the November 30, 2000 financial statements.

Effective January 2001, as a portion of an agreement for corporate marketing and investor relations, the Company issued 100,000 restricted common shares.

     The Company has granted options for the purchase of its common shares as follows:

     Number of Shares     Exercise  Price              Expiration  Date
--------------------------------------------------------------------------------
         100,000          $  0.30  per  share          May  4,  2001
         100,000          $  0.40  per  share          May  4,  2001
         100,000          $  0.50  per  share          May  4,  2001
         200,000          $  0.25  per  share          August  31,  2001
         200,000          $  0.35  per  share          August  31,  2001
         123,457          $  0.81  per  share          January  22,  2002

See  Notes  1,  3  and  8.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

     Long-term liabilities include $225,000 due an officer/shareholder arising from monetary investments into the Company and $66,912 in accrued salaries due officers. See Note 4.

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

NOTE  7  -  LEASE  COMMITMENTS

     As of February 28, 2001, the Company is obligated under leases for its production facilities. Future minimum lease payments under these leases are:

                Term                                  Minimum  Annual  Payment
--------------------------------------------------------------------------------

 March  1,  2001  -  February  28,  2002                    $  156,700
 March  1,  2002  -  February  28,  2003                       160,300
 March  1,  2003  -  February  28,  2004                       161,800
 March  1,  2004  -  February  28,  2005                       166,700
 March  1,  2005  -  February  28,  2006                       171,700
                                                            ----------
                                                            $  817,200
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

NOTE  8  -  SUBSEQUENT  EVENTS

     As a part of a services agreement completed in March 2001, the Company approved the issuance of 400,000 common shares and warrants for the investor to acquire up to 200,000 common shares at $0.25 per share and 200,000 common shares at $0.35 per share. The warrants expire August 31, 2001.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

It is believed that the market for the Company's existing products and additional products currently being researched will be of sufficient quantity to deliver all the rubber products the Company can produce against sales orders. The Company intends, on a short-term basis, to continue sales principally in the southwestern United States. Sales are scheduled to expand to additional states and, eventually, internationally.

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

The Company, depending on the extent of its future growth, may experience significant strain on its management, personnel, and information systems. The Company will need to implement and improve operational, financial, and management information systems. In addition, the Company is implementing expanded information systems that will provide better production record keeping, customer service and billing. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

REVENUES - Revenues totaled $135,277 and $105,504 for the three months ended February 28, 2001 and February 29, 2000, respectively. During the latter months of the prior year and during the period ended February 28, 2001, the Company concentrated its efforts in the securing of sales contracts for the production of rubber for rubberized asphalt. As an integral sales component of the various Company sales products, as described in its plan of operations, it was forecasted that this concentration would provide the largest volume sales at the best price break point through the summer 2001. Significant contracts have been obtained and deliveries are proceeding. The most significant of these deliveries will be in the summer months, the best times to lay asphalt without weather considerations. In addition to these activities, the Company is now seeking to increase the sales of products that tend to deliver on a more continuous, year around basis. Based on these expanding positive relationships, the Company is of the opinion that the volume of its shipped products will significantly increase on a year over year basis in its molded and other crumb rubber product lines.

COST OF SALES - Cost of sales totaled $161,859 and $81,055 for the three-month periods ended February 28, 2001 and February 29, 2000, respectively. Cost of sales for the period ended February 28, 2001 were comprised primarily of direct labor costs of $49,850, disposal costs of $27,300, equipment rental charges of $22,283 which were extraordinary to normal operations, equipment reconfiguration and maintenance of $37,633 and $11,591 in costs attributed to the initial operations in the sand division. Cost of sales for the period ended February 29, 2000 were primarily comprised of direct labor costs of $47,317 and maintenance of equipment totaling $12,098. As a percentage of total revenues, cost of sales was 119.6% and 76.8%, resulting in apparent gross margins of (19.6)% and 23.2% for the periods ended February 28, 2001 and February 29, 2000, respectively. The Company installed new equipment in the recent quarter and expended significant time, labor and expense as one-time costs in calibrating the cutters on the new equipment. These costs are one-time expenses in this installation and constitute the primary reason for the negative cost of sales percentage for the period ended February 28, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $372,681 and $200,136, for the three month periods ended February 28, 2001 and February 29, 2000, respectively. In the period ended February 28, 2001, officer and administrative salaries amounted to $111,747, including $69,495 in accruals to two officers who were either unpaid in the former year or the position was not held at that time. Various consultants and legal expenses totaled $82,360, with over 60% of that amount being a one-time contract expenditure. Rental expenses of $38,438 and depreciation and amortization of $64,750 completed the majority of the current quarter SG&A expenses. In the period ended February 29, 2000, the Company completed two financing transactions of the sale of common stock and incurred significant expenses in these transactions. SG&A expenses for the period ended February 28, 2000 included $58,354 legal and professional fees related primarily to financing transactions, facilities rent of $38,126, depreciation of $36,000, product development costs of $28,500 and officer salaries of $21,250. Product development costs for the current three-month period are included in the reported amounts for officer and administrative salaries. The net loss was $400,063 and $175,687 for the three-month periods ended February 28, 2001 and February 29, 2000, respectively.

ASSETS AND LIABILITIES - Assets increased from $1,922,362 as of February 29, 2000 to $9,835,355 as of February 28, 2001. In addition to the asset combination effective November 30, 2000 and previously discussed, in the quarter ended February 28, 2001 the Company has acquired equipment totaling $268,000 and recorded $52,250 in accumulated equipment depreciation. Liabilities increased from $1,375,483 as of February 29, 2000 to $2,111,673 as of February 28, 2001.
This increase was attributable to increases in current quarter accounts payable and accrued expenses of $74,901, increases in short-term debt of $60,000, increases of secured debt of $256,546, and all net of a decrease of $64,390 in notes due Company officers. The decrease in amounts due corporate officers, net of current salary earnings, was pursuant to the Company's debt conversions of these liabilities.

STOCKHOLDERS' EQUITY - Stockholders' equity increased from $546,878 as of February 28,2000 to $4,617,709 as of February 28, 2001. The increase was substantially due to the asset combination as above discussed, the issuance of common shares in February 2001 as a part of debt conversion including $158,842 in officer debt and $103,000 in general corporate debt, all offset by the $400,063 current quarter loss and the interim other comprehensive loss of Grant Claims, Inc.'s investment in Company common stock.


LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $57,151 in three month period ending February 28, 2001 resulting from $305,897 of cash used by the Company's operating activities, $43,483 in cash used in the Company's investment activities and $530,388 provided by the Company's financing activities. Based on shipments of asphalt rubber through the summer months which will be later collected from its customers in normal terms, the Company has forecast that it should attain positive operations in fiscal 2001 and positive cash flow by early Fall 2001. The Company's forecast, however, assumes that all current orders will remain viable and that the Company will be able to timely fulfill such orders. Delays in production or cancellation of existing orders may have a materially adverse effect on the Company's projections.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $305,897 in the three month period ended February 28, 2001 was primarily due to a net consolidated loss of $400,063, a $46,554 increase on inventory and a $64,390 reduction in accrued officer salaries, all offset by a $64,750 provision for depreciation and amortization, a $74,901 increase in accounts payable and accrued expenses and a $60,000 increase in short term debt.

CASH FLOWS FROM INVESTING - Net cash used in the Company's investing activities of $281,642 in the three month period ended February 28, 2001 funded $270,200 in purchases of new equipment net of $312,375 in the Company's portion of the interim other comprehensive loss attributed to the RTI common stock valuation owned by Grant Claims, Inc.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $530,388 in the three month period ended February 28, 2001 was primarily due to the effects of the issuances of the Company's common stock of $190,842 for corporate debt conversions, $83,000 for services rendered the Company and proceeds from borrowings for new machinery acquisitions totaling $268,000.

CAPITAL  EXPENDITURES
The Company expended $270,200 in the three months ended February 28, 2001 to purchase additional equipment in connection with the expansion of its business.


INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.


EMPLOYMENT

As  of  February  28,  2001,  the  Company  had  33  full  time  employees.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 19, 2001, the Company issued 100,000 shares of its "restricted" common stock to an unrelated individual for marketing services rendered. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

On March 13, 2001, the Company issued 400,000 shares of its "restricted" common stock and warrants to purchase up to 200,000 shares of its common stock at an exercise price of $0.25 per share and 200,000 shares of its common stock at an exercise price of $0.35 per share to an unrelated individual in exchange for consulting services rendered. All warrants will expire on August 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On April 12, 2001, the Company held its Annual meeting of Shareholders. Up for consideration by the shareholders at the meeting were three proposals submitted by the Company's Board of Directors.

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:


                     Number of      Number of        Number of      Number of
Name                Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------------  ------------  ---------------  ---------------  -----------
Terrance Burke     48,996,153          199,929       83,100         20,981,758

Fred Schmidt       48,996,161          199,921       83,100         20,981,758

Trevor Webb        49,025,453          170,629       83,100         20,981,758

(2) The second proposal up for consideration involved the amendment of the Company Articles of Incorporation to increase the authorize common stock of the Company from 75,000,000 to 150,000,000 and to add a class of preferred stock. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:


                     Number of      Number of        Number of      Number of
                    Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
                   ------------  ---------------  ---------------  -----------
                    48,267,113      1,006,569         5,500         20,981,758


(3) Proposal Three involved the reincorporation of the Company from Florida to Nevada. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

                     Number of      Number of        Number of      Number of
                    Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
                   ------------  ---------------  ---------------  -----------
                    48,697,886       534,796         46,500         20,981,758

As more than two-thirds of the total outstanding shares of the Company, voted in favor of the above proposals, the proposals were duly approved and authorized by the shareholders of the Company.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

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

Dated: April 16, 2001