Form 10QSB/A
period 2001-02-28
RUBBER TECHNOLOGY INTERNATIONAL INC /FL
filed 2001-04-17
CIK 1083449

INTRODUCTORY NOTE

This Amendment No. 1 to Rubber Technology International, Inc.'s Form 10-QSB for the quarter ended February 28, 2001 filed on April 16, 2001 is being filed to correct a typographical error contained on page thirteen of that filing whereby the name of second director elected at the Company's annual meeting was mistakenly listed as Fred Schmidt. The correct name of the elected director is Thomas L. Reichman.

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

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:


                     Number of      Number of        Number of      Number of
Name                Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------------  ------------  ---------------  ---------------  -----------
Terrence Burke     48,996,153          199,929       83,100         20,981,758

Thomas L. Reichman 48,996,161          199,921       83,100         20,981,758

Trevor Webb        49,025,453          170,629       83,100         20,981,758


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