Form 10-Q/A
period 2001-02-28
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2001-07-06
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 2

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



In March 2001, the Company entered into a Securities Purchase Agreement with fourteen accredited investors pursuant to which it agreed to issue $514,000 aggregate amount of convertible debentures. The debentures bear 5% interest per annum upon maturity two years from the issue date and are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to either (i) One hundred and twenty percent (120%) of the closing bid price of the common stock on March 1, 2001 or (ii) eighty percent (80%) of the average five (5) closing bid prices of the Company's common stock for the ten (10) trading days prior to the date of conversion. Subsequently, the Company agreed to set the conversion price at $0.10 per shares. Additionally, the Company is obligated to register the shares underlying the Debentures under the Securities Act of 1933.



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



Effective March 1, 2001, the Company entered into a Consulting Services Agreement with Yorkville Advisors Management LLC whereby Yorkville agreed to assist the Company in raising additional capital via an equity line of credit in exchange for $150,000 of the Company's common stock (1,428,571 shares). Although the Company entered into an agreement for financing via an equity line of credit, the Company subsequently elected to terminate the financing.

Effective March 1, 2001, the Company entered into a Placement Agent Agreement with May Davis Group, Inc. whereby May Davis Group agreed to assist to the Company with the sale of up to $500,000 aggregate amount of convertible debentures. In exchange, the Company agreed to pay May Davis 10% of the gross proceeds raised and to issue May Davis warrants to purchase up to $500,000 of the Company's common stock at an exercise price of 110% of the closing bid price of the common stock on the date of issuance. The warrants are exercisable for a period of five years. Subsequently, the Company and May Davis agreed to waive the issuance of the warrants.

In March 2001, the Company entered into a Securities Purchase Agreement with fourteen accredited investors pursuant to which it agreed to issue $514,000 aggregate amount of convertible debentures. The debentures bear 5% interest per annum upon maturity two years from the issue date and are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to either (i) One hundred and twenty percent (120%) of the closing bid price of the common stock on March 1, 2001 or (ii) eighty percent (80%) of the average five (5) closing bid prices of the Company's common stock for the ten (10) trading days prior to the date of conversion. Subsequently, the Company agreed to set the conversion price at $0.10 per shares. Additionally, the Company is obligated to register the shares underlying the Debentures under the Securities Act of 1933.

The Company expects that the proceeds from the sale of the Debentures, as well as proceeds from the Company's operations will be sufficient to fund the Company's operations until the Company achieves positive cash flow from operations (presently forecasted for Fall of 2001).



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

In March 2001, the Company entered into a Securities Purchase Agreement with fourteen accredited investors pursuant to which it agreed to issue $514,000 aggregate amount of convertible debentures. The debentures bear 5% interest per annum upon maturity two years from the issue date and are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to either (i) One hundred and twenty percent (120%) of the closing bid price of the common stock on March 1, 2001 or (ii) eighty percent (80%) of the average five (5) closing bid prices of the Company's common stock for the ten (10) trading days prior to the date of conversion. Subsequently, the Company agreed to set the conversion price at $0.10 per shares. Additionally, the Company is obligated to register the shares underlying the Debentures under the Securities Act of 1933. The issuance of the Debentures was a private transaction without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

On May 23, 2001, the Company issued 1,428,571 shares of its "restricted" common stock to Yorkville Advisor Management LLC in exchange for consulting services rendered. The issuance was an isolated transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.



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


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits



  10.01       Consulting Services Agreement dated as
              of March 1, 2001 between our Company and
              Yorkville Advisors Management, LLC.              Provided herewith

  10.02       Placement Agent Agreement dated as of            Provided herewith
              March 1, 2001 between our Company and
              May Davis Group, Inc.

  10.03       Registration Rights Agreement dated as of        Provided herewith
              March 1, 20001 between our Company and
              May Davis Group, Inc.

  10.04       Escrow Agreement dated as of March 1, 2001       Provided herewith
              between our Company, May Davis Group, Inc.
              and First Union National Bank

  10.05       Securities Purchase Agreement dated as of        Provided herewith
              March 1, 2001 among our Company and the
              buyers listed on Schedule I attached thereto
              (the "Buyers")

  10.06       Registration Rights Agreement dated as of        Provided herewith
              March 1, 2001 among our Company and the
              Buyers

  10.07       Form of Debenture                                Provided herewith


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

Dated: July 5, 2001