Form 10QSB
period 2001-05-31
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2001-07-16
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  May 31, 2001

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-30098


                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                     88-0370454
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

   Title of each class of Common Stock         Outstanding as June 30, 2001
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  72,089,511



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

INDEX

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated Financial Statements

          Consolidated Balance Sheet at May 31, 2001 (Unaudited) and
            November 30, 2000

          Consolidated Statements of Operations (Unaudited) three and six months ended May 31, 2001 and May 31, 2000

          Consolidated Statements of Cash Flows (Unaudited) six months ended May 31, 2001 and May 31, 2000

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



                          RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                    BALANCE SHEET

                                        ASSETS


                                                                              MAY 31, 2001    MAY 31, 2000
                                                                             --------------  --------------
CURRENT ASSETS
Cash                                                                         $      24,590   $     385,270
Accounts Receivable                                                                204,285          54,812
Inventory                                                                          475,049          28,432
Prepaid Expenses                                                                    65,287               -
                                                                             --------------  --------------
  Total Current Assets                                                             769,211         468,514

PROPERTY AND EQUIPMENT
Property and Equipment, net of $567,653 (2001) of Accumulated Depreciation       1,125,292         787,925

OTHER ASSETS
Mineral Interests (Note 3)                                                       5,410,668
Investment in Corporate Common Stock (Note 3)                                    1,912,500
Account Receivable (Note 3)                                                                        953,298
Deposits                                                                            44,501          10,813
Corporate Reorganization and Debenture Costs, net of $79,836
  of Accumulated Amortization (Note 2)                                             362,278         330,000
Plant Design - Second Plant                                                              -          92,816
                                                                             --------------  --------------
  Total Other Assets                                                             7,729,947       1,386,927
                                                                             --------------  --------------

TOTAL ASSETS                                                                 $   9,624,450   $   2,643,366
                                                                             ==============  ==============


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                        $     639,664   $     147,433
Short-Term Notes Payable                                                           110,000         135,593
Current Portion of Notes Payable - Secured                                          36,692          57,180
                                                                             --------------  --------------
  Total Current Liabilities                                                        786,356         340,206

LONG-TERM LIABILITIES (NOTES 4 AND 6)
Notes Payable - Secured, less current portion                                      471,553         198,089
Notes Payable - Officers and Shareholders                                          225,000          87,588
Accrued Salaries to Officers                                                       187,834         869,066
Notes Payable - Bank and Mineral Interests                                         600,000
Convertible Debentures (Note 5)                                                    514,000
Note Due Founder/Shareholder                                                             -         575,000
                                                                             --------------  --------------
                                                                                 1,998,387       1,729,743
                                                                             --------------  --------------
TOTAL LIABILITIES                                                                2,784,743       2,069,949

NON-CONTROLLING INTEREST IN GRANT CLAIMS, INC. (NOTE 3)                          2,606,128

LEASE COMMITMENTS (NOTE 7)

SHAREHOLDERS' EQUITY (NOTES 3, 4, 5 AND 8)
Preferred Stock, $0.0001 par value, authorized 20,000,000 shares

Common Stock, $0.0001 par value, authorized 150 million shares;
  Issued and outstanding at May 31, 2001,  72,089,511 shares                         7,209           1,709

Additional Paid-In Capital                                                       8,329,717       2,639,323

Other Comprehensive Loss                                                          (845,323)

Retained (Deficit)                                                              (3,258,024)     (2,067,615)
                                                                             --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                       4,233,579         573,417
                                                                             --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   9,624,450   $   2,643,366
                                                                             ==============  ==============



            See accompanying notes to financial statement disclosures.


                                        RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                                STATEMENT  OF  OPERATIONS


                                                   THREE MONTHS     SIX MONTHS     THREE MONTHS     SIX MONTHS
                                                       ENDED          ENDED           ENDED           ENDED
                                                   MAY 31, 2001    MAY 31, 2001    MAY 31, 2000    MAY 31, 2000
                                                   -------------  --------------  --------------  --------------
REVENUES
Revenues                                           $     629,134  $     764,412   $     174,916   $     280,420

COST OF GOODS SOLD
Labor                                                     27,152         77,002         111,267         158,584
Repairs and Maintenance, including 2001 three             32,921         70,554          30,470          42,568
  month amortization of $18,941 (Note 2)
Trash Removal                                             47,705         50,005          38,962          47,108
Raw Materials and Other                                   86,432        158,508          39,907          53,401
                                                   -------------  --------------  --------------  --------------
  Total Cost of Goods Sold                               194,210        356,069         220,606         301,661
                                                   -------------  --------------  --------------  --------------
  GROSS MARGIN (LOSS)                                    434,924        408,343         (45,690)        (21,241)

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                             38,439         76,877          38,438          76,564
Legal and Professional                                    61,992        144,351           4,329          55,788
Administrative Management                                 96,060        207,808          75,367         110,013
Depreciation and Amortization                             72,586        137,336          36,000          72,000
Utilities                                                 44,121         60,627          25,716          37,780
Interest Expense                                          18,485         39,248          14,265          25,813
Other Expenses                                            80,887        119,006          57,856          74,148
                                                   -------------  --------------  --------------  --------------
                                                         412,570        785,253         251,971         452,106
                                                   -------------  --------------  --------------  --------------

NET INCOME (LOSS) BEFORE TAXES ON
  INCOME                                                  22,354       (376,911)       (297,661)       (473,347)

TAXES ON INCOME                                                -            800             800             800
                                                   -------------  --------------  --------------  --------------

NET ORDINARY INCOME (LOSS)                         $      22,354  $    (377,711)  $    (298,461)  $    (474,147)
                                                   =============  ==============  ==============  ==============

OTHER COMPREHENSIVE LOSS
Unrealized loss on investment in Company common
  shares, based on attributable, consolidated
  investment by Grant Claims, Inc. (Note 3)        $     520,200  $     845,325   $           -   $           -
                                                   =============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  70,728,642     68,965,928      15,192,882      13,089,979
                                                   =============  ==============  ==============  ==============

NET INCOME (LOSS) PER OUTSTANDING COMMON SHARE     $        0.00  $       (0.01)  $       (0.02)  $       (0.04)
                                                   =============  ==============  ==============  ==============

NET INCOME (LOSS) PER FULLY DILUTED COMMON SHARE   $        0.00  $       (0.01)  $       (0.02)  $       (0.04)
                                                   =============  ==============  ==============  ==============

            See accompanying notes to financial statement disclosures.


                       RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                              STATEMENT  OF  CASH  FLOWS



                                                                SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                  MAY 31, 2001        MAY 31, 2000
                                                               ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Income (Loss)                                    $        (377,711)  $        (474,147)

ADJUSTMENTS TO RECONCILE NET LOSS
TO  NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable                                                   (159,631)            (29,238)
  Inventory                                                             (326,489)             14,800
  Prepaid Expenses                                                       (58,397)
  Provision for Depreciation and Amortization                            156,277              72,000
  Accounts Payable                                                        99,446              28,693
  Accrued Salaries to Officers                                           (64,390)
  Short-Term Notes Payable                                               110,000              21,364
  Current Portion of Notes Payable - Secured                               5,021                   -
                                                               ------------------  ------------------
Net Cash (Used in) Operating Activities                                 (615,874)           (366,528)
                                                               ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                                 (447,653)            (62,221)
Increase in Deposit                                                      (12,453)               (313)
Corporate Reorganization and Debenture Costs                            (192,114)           (330,000)
(Advances to) New Venture (Note 3)                                             -            (146,214)
Asset Combination with Grant Claims, Inc. (Note 3):
  Mineral Interests, net of non-controlling interest                    (187,680)
  Investment in common stock, net of Other
      Comprehensive Loss                                                 175,985                   -
                                                               ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                     (663,915)           (538,748)
                                                               ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Increase, Due Officers or Shareholders                              120,922             139,496
Debt Increase, Equipment Loan Funding                                    286,145               4,315
Debt Decrease, Loan Principal Reductions                                 (70,805)
Debt (Decrease) Increase,  Notes Payable - Officers                                           18,151
Proceeds from the Sale of Securities                                                         523,912
Proceeds from Issuance of Securities in lieu of Cash Payment             196,714
Proceeds from the Sale of Debentures                                     514,000             800,000
Conversions of Unsecured Debt to Common Shares                           190,842
Conversion of Debentures into Common Shares                                                 (225,000)
                                                               ------------------  ------------------
Net Cash Provided by Financing Activities                              1,237,818           1,260,874
                                                               ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                          (41,971)            355,598

CASH, BEGINNING OF PERIOD                                                 66,561              29,672
                                                               ------------------  ------------------

CASH, END OF PERIOD                                            $          24,590   $         385,270
                                                               ==================  ==================



            See accompanying notes to financial statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MAY 31, 2000 AND MAY 31, 2001

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

     In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc. ("SCI")) acquired all of the outstanding common stock of Rubber Technology
International, Inc., a Nevada corporation (RTEK-Nevada) in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by RTEK-Nevada. On April 12, 2001, the Company's shareholders approved a re-incorporation of the Company from a Florida corporation to a Nevada corporation. Effective May 31, 2001, the Company completed its re-incorporation and is now deemed a Nevada corporation.

     On April 12, 2001, the Company's shareholders' authorized the amendment of the Company's Articles of Incorporation increasing the Company's authorized capital stock to provide for up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of May 31, 2001, 70,089,511 shares of common stock and no shares of Preferred Stock were issued and outstanding. See Note 5. There are no other authorized shares of common or preferred stock.

     The Company had limited operations from its inception in 1986 to November 30, 1999. During fiscal 2000 and 2001, the Company completed its production lines and initiated product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.

     The  Company  has  adopted  November  30  as  its  fiscal  year  end.

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

     Property, including leasehold improvements, and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods for both book and tax purposes applied over the estimated useful lives of the equipment . Leasehold improvements are amortized over the term of the applicable lease, assuming all extensions are exercised. The acquisition cost of Global Sight, Inc. is being amortized over an estimated life of five years. The costs of debentures funded the Company are amortized over the life of the debenture agreement. Applicable assets are fully costed when they are determined to have no continuing useful value.

     The Company's main operating facility is located in an Enterprise Zone within the City of Los Angeles. This allows for tax advantages such as labor and investment credits and extended tax carry-overs, which are included herein. The Company evaluates its need for a provision for federal income tax after each quarter. Income taxes for the current years are offset by prior year's losses and tax credits principally arising from the stated Enterprise Zone credits and provisions.

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

     Effective November 30, 2000, the Company completed a combination of assets agreement for the rights and assets of the Grant Claims sand operation as owned by Grant Claims, LLC. Under this agreement, all the rights net of all the obligations of the Grant Claims' prior operations, were combined with the Company's contribution of 25.5 million restricted common shares in a new corporation that will continue the operation of the Grant Claims. This new corporation is 51% directly owned by the Company. There are additional capital contribution Company requirements into the operations of the claims and a provision for the issuance of additional common shares on the attainment of certain production levels.

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

     The Company is attempting to initiate active operations of these Claims. It has secured a bid right with the Bureau of Land Management and is submitting the necessary requirements to consummate the contract. The optionor owner of the excavation rights, from which the Company has the removal rights and an option to secure outright the ownership of the mineral rights, has initiated litigation for payments contended as due under the contract. The Company has offered to bring all payments current in exchange for dismissal of the litigation. In the Company's opinion, this litigation will not now defer the initiation of operations under the impending Bureau of Land Management contract.

NOTE  4  -  LONG  TERM  LIABILITIES

     The Company is obligated under four loans, which are secured by its production and other assets. The loans are fully amortizing over their respective terms, which individually ranged at loan inception from four to six years. One loan with a $236,000 current principal has been personally guaranteed by two officers of the Company and a non-officer/shareholder.

     Under the provisions of long-term third party personal property debt agreements, the Company has the following minimum annual payment obligations:


                                             Year Ended May  31,
                                         2002        2003        2004
                                      --------     --------    --------
 Notes Payable - Secured              $ 36,692     $ 41,997    $ 48,087
 Notes Payable -  Officers and
   Shareholders                              0      225,000           0
                                      --------     --------    --------
                                      $ 36,692     $266,997    $ 48,087

     Liabilities due officers do not have a current demand element within their repayment terms. If the note terms required repayment over a five-year term, the annual principal maintenance for the aggregate of the loans would approximate $37,600 per year.

     The Company is additionally liable to a bank for an amount up to a claim of $200,000. The final amount to be paid the bank will be determined as a result of on-going litigation.

NOTE  5  -  SHAREHOLDERS'  EQUITY

     During the quarter ended May 31, 2001, the Company was funded $514,000 in exchange for 5.00% debentures which are repayable no later than two years from the date of acquisition. At their option, the debenture holders have the right to convert their holdings at either 120% of the bid price on the day of funding the debenture or 80% of the prior five closing bid prices just prior to a conversion request. Subsequently, the Company agreed to set the conversion price to $0.10 per share. For the arrangement of these debentures, the Company paid a 10% cash fee and issued 1,428,571 common shares. Under the debenture agreement, the Company is required to reserve 25 million shares, which would only be used if the conversion privilege were to drop to 2 cents per share, which the Company believes to be unlikely. At a rate of 6 cents per share, the Company would issue less than 8.7 million common shares in complete conversion of the debentures.

     The Company has received $100,000 prior to May 31, 2001, which is reported as a short-term loan, and an additional $150,000 subsequent to May 31, 2001 to assist in the Company's financing. The Company is currently in negotiations with the lender to convert the loan to equity.

     As a part of a services agreement completed in March 2001, the Company approved the issuance of 400,000 common shares and warrants for the investor to acquire up to 200,000 common shares at $0.25 per share and 200,000 common shares at $0.35 per share. The warrants expire August 31, 2001 and are included in the below listing of unexercised warrants.

     The Company has unexercised options for the purchase of its common shares as follows:

     Number  of  Shares      Exercise  Price          Expiration     Date
     ------------------      ---------------          ----------     ----
         200,000          $  0.25  per  share          August   31,  2001
         200,000          $  0.35  per  share          August   31,  2001
         123,457          $  0.81  per  share          January  22,  2002


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

     Long-term liabilities include $225,000 due an officer/shareholder arising from monetary investments into the Company and $187,834 in accrued salaries due officers. See Note 4.

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

     As of May 31, 2001, the Company is obligated under leases for its production facilities. Future minimum lease payments under these leases, assuming a 3% inflation rate, are:

           Term                                      Minimum  Annual  Payment
          ------                                    --------------------------
 June  1,  2001  -  May  31,  2002                         $  156,100
 June  1,  2002  -  May  31,  2003                            160,800
 June  1,  2003  -  May  31,  2004                            165,600
 June  1,  2004  -  May  31,  2005                            170,600
 June  1,  2005  -  May  31,  2006                            175,700
                                                           ----------
                                                           $  828,800
                                                           ==========

The primary term of the two facility leases ends December 2001. The Company has an option to extend the term of these leases for an additional five years. The leases and the option extension agreements provide for cost of living increases between 3-6% per year on the lease anniversary dates in 2002 and 2004, if extended. Additionally, the Company is required to pay any property tax increases over the base year. The primary lease provides an option to purchase the property under market conditions.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS  ENDED  MAY  31,  2001 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

REVENUES - Revenues totaled $629,134 and $174,916 for the three months ended May 31, 2001 and May 31, 2000, respectively. During the period ended May 31, 2001, the Company initiated substantial deliveries into the rubberized asphalt market while continuing, on a more minor basis, its molding and other crumb markets; all pursuant to its plan of operations. Based on contracts and purchase orders in place and the positive relationships being developed, the Company is of the opinion that there will be further and significant increases in its product deliveries in the near future in its major product lines. Revenues for the three months ended May 31, 2000 were generally divided among the production of landscaping fill and molded products, in addition to revenues from the receipt of tires into production.

COST OF SALES - Cost of sales totaled $194,210 and $220,606 for the three month periods ended May 31, 2001 and May 31, 2000, respectively. Cost of sales for the three month period ended May 31, 2001 were comprised primarily of direct labor costs of $27,152, disposal costs of $47,705, equipment maintenance and minor enhancements of $32,921 and other costs of $86,432. Cost of sales for the period ended May 31, 2000 were primarily comprised of direct labor costs of $111,267, disposal costs of $38,962 and maintenance of equipment totaling $30,470. As a percentage of total revenues, cost of sales, respectively, was 30.9% and a negative 126.1%, resulting in apparent respective gross margins of a 69.1% and a negative 26.1% for the periods ended May 31, 2001 and May 31, 2000, respectively. Whereas the current total cost of sales reduced $26,396 in the quarter ended May 31, 2001 as compared to May 31, 2000, the primary reason for the dramatic percentage reductions rests in the comparable quarterly sales increases of $454,218. Each of the cost elements within costs of sales are constantly being challenged and, where possible, reduced. Changing production procedures and the newly installed equipment are also contributing anticipated production efficiencies. Total production labor payroll increased $52,683 in the comparable three month periods 2001 to 2000 but labor allocated to cost of sales decreased $84,115 in the comparable three month periods 2001 to 2000 from $111,267 (63.6% of revenues) in 2000 to $27,152 (4.3% of revenues) in 2001.
This was primarily due to the inventory increases and the capitalization of certain labor into the installation of new equipment production lines in the three months ended May 31, 2001. Disposal costs increased $8,743 from $38,962 (22.3% of revenues) in the three months ended May 31, 2000 to $47,705 (7.6% of revenues) in the three months ended May 31, 2001 because of the increased production levels and the relative inefficiencies of the equipment as the equipment was being operated primarily at the beginning of the three months. The primary reason for the negative 26.1% for the period ended May 31, 2000 was the decision to maintain a minimum, but experienced, production staff, when sales of rubber based products at that time were inconsistent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $412,570 (65.6% of revenues) and $251,971 (144.1% of revenues), for the three month periods ended May 31, 2001 and May 31, 2000, respectively. In the three month period ended May 31, 2001, the Company completed a debenture funding, a marketing agreement and a fully published shareholders' meeting, incurring significant expenses in these transactions and event. In the three month period ended May 31, 2000 the Company completed one equipment loan and one debenture transaction. SG&A expenses for the period ended May 31, 2001 were primarily comprised of $61,992 (9.9% of revenues) in legal and professional fees related primarily to the marketing agreement, the re-incorporation into Nevada which was approved in the shareholders' meeting, the debenture agreement and the shareholders' meeting notifications, facilities rent of $38,439 (6.1% of revenues), depreciation and amortization of $72,586 (11.5% of revenues), officer's salaries of $96,060 (15.3% of revenues) and utilities expenses of $44,121 (10.3% of revenues). SG&A expenses for the three month period ended May 31, 2000 were comprised primarily of facilities rent of $38,438 (22.0% of revenues), depreciation of $36,000 20.6% of revenues) and officer salaries of $75,367 (43.1% of revenues), including the research expenses of $39,014 by production management. The $20,693 quarterly increase in officer salaries from the comparable periods of three months ended May 31, 2001 and 2000 reflected the addition of new officers to the Company. The net income was $22,354 for the three month period ended May 31, 2001 and the net loss was $398,461 for the three month period ended May 31, 2000.

ASSETS AND LIABILITIES - Assets decreased $210,904 from $9,835,354 as of February 28, 2001 to $9,624,450 as of May 31, 2001. The net decrease was attributable to an increase in accounts receivable of $163,496, an increase of $279,935 in inventory, a $177,453 increase in the equipment and leasehold improvements and corporate debenture costs of $192,114; all net of increases of $514,000 in debenture long-term liabilities and the $113,714 in securities provided in lieu of cash payment or as compensation for marketing services rendered the Company. Liabilities increased from $2,111,463 as of February 28, 2001 to $2,784,743 as of May 31, 2001. This increase was attributable to increases in accounts payable of $24,545, increases of short-term notes payable of $50,000, an increase of amounts due corporate officers of $120,922, a decrease of $36,187 in notes payable - secured and increases of $514,000 in convertible debentures and $113,714 in common stock issued, as above.

SHAREHOLDERS' EQUITY - Shareholders' equity decreased from $4,617,709 as of February 28, 2001 to $4,233,579 as of May 31, 2001. The decrease was attributable to an increase of $113,714 in shares issued as compensation for the securing of the $514,000 debentures and an in lieu fee of $28,000 for marketing consultation, offset by the increase in other comprehensive loss incurred in the interim revaluation of the market value of common shares investments by Grant Claims, Inc. during the three months ended May 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
GENERAL - Overall, the Company had a positive cash flow of $15,180 in the three month period ending May 31, 2001 resulting from $707,428 of cash provided by the Company's financing activities offset by $309,975 of cash used in operating activities and $382,273 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $309,975 in the three month period ended May 31, 2001 was primarily due to an increase of accounts receivable of $163,496, an increase of inventory of $279,935, a $59,991 increase of prepaid expenses; all offset partially by an increase of accounts payable of $24,545, an increase of $50,000 in short-term notes payable and depreciation and amortization of $91,527.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $382,273 in the three month period ended May 31, 2001 primarily funded $177,453 in equipment purchases and installation, and $192,114 in costs and fees incurred in the debenture funding.

CASH FLOWS FROM FINANCING - The net $707,428 in net cash provided by financing activities in the three month period ended May 31, 2001 was primarily due to proceeds from the $514,000 debenture funding, proceeds from the issuances of the Company's common stock of $113,714 in lieu of cash payment and in partial payment of debenture costs, the increases of $120,922 in amounts due officers primarily resulting from the accrual of unpaid officer salaries, net of $59,353 in principal reductions of long and short-term debt.

CAPITAL  EXPENDITURES
The Company expended $117,453 in the three months ended May 31, 2001 to purchase and install additional equipment and improvements in connection with the expansion of its business.

SIX  MONTHS  ENDED  MAY  31,  2001  COMPARED  TO  SIX  MONTHS ENDED MAY 31, 2000

REVENUES - Revenues totaled $764,412 and $280,420 for the six months ended May 31, 2001 and May 31, 2000, respectively. During the period ended May 31, 2001 and pursuant to its plan of operations, the Company expanded its products and production to provide substantial amounts of rubber to the asphalt industry. These deliveries initiated in volume in the quarter ended May 31, 2001 and will continue in further increased volume through September 2001. Sales of other crumb rubber and molded products provided $220,788 in revenues for the six months ended May 31, 2001; an amount substantially similar to the revenues in the six months ended May 31, 2000.

COST OF SALES - Cost of sales totaled $356,069 and $301,661 for the six month periods ended May 31, 2001 and May 31, 2000, respectively. Cost of sales for the period ended May 31, 2001 were comprised primarily of direct labor costs of $77,002, disposal costs of $50,005, equipment reconfiguration and maintenance of $70,554 and freight to customers of $46,522. Cost of sales for the period ended May 31, 2000 were primarily comprised of direct labor costs of $158,584, disposal costs of $47,108 and maintenance of equipment totaling $42,568. As a percentage of total revenues for the periods ended May 31, 2001 and May 31, 2000, respectively, cost of sales was 46.6% and a negative 101.1% resulting in apparent gross margins 53.4% and a negative 1.1%. The primary reasons for the dramatically improved cost of sales amounts were the labor decrease for the six months ended May 31, 2001 to $77,002 (10.1% of revenues) from $158,584 (56.6% of revenues)  for  the  six  months  ended May 31, 2000 which were offset by a 2001 equipment maintenance increase to $70,554 (9.2% of revenues) from the 2000 amount of $42,568 (15.1% of revenues) and the 2001 freight to customers of $46,522 compared to a nil cost in 2000. The percentages of revenues have all improved due to the effect of the 2001 versus 2000 cost changes but also as a function of the 172% revenue increase to $764,412 in the six months ended May 31, 2001 from the $280,420 in the six months ended May 31, 2000, on which the percentage of revenue amounts are calculated. Overall, the costs have decreased as a result of production efficiencies due to newly installed equipment and better management of the production process itself. The Company is continuing its acquisition of production equipment and anticipates even more cost improvements in the production process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $785,253 and $452,106 for the six month periods ended May 31, 2001 and May 31, 2000, respectively. In the period ended May 31, 2001, the Company incurred $93,000 in substantially one time professional marketing costs and $18,707 in commission expenses of a recurring nature which were not incurred in the period ended May 31, 2000, administrative management expenses increased $97,795 from the six month period ended May 31, 2000 to $207,808 in the period ended May 31, 2001 due to accruals for the additional new corporate officers in 2001 from the officers in 2000 and the $65,336 increase to $137,336 in the period ended May 31, 2001 as compared to the 2000 depreciation and amortization of $72,000 as a result of the depreciation of the increasing equipment levels and the amortization of the previously incurred acquisition costs of Global Sight, Inc. in March 2000 and previous financing transactions generally incurred throughout 2000. In the period ended May 31, 2001, the Company completed one debenture and one other financing incurring costs in the debenture financing of $192,114 which was capitalized for amortization over the two year period of the debenture term. In the period ended May 31, 2000, the Company completed a debenture funding and two financing transactions of the sale of common stock and incurred significant expenses in these transactions. In the period ended May 31, 1999 the Company completed equipment and one common stock financing transaction. SG&A expenses for the period ended May 31, 2000 were comprised of $55,788 in legal and professional fees related primarily to financing transactions, facilities rent of $76,564, depreciation of $72,000 and officer salaries of $110,013. The net loss was $377,711 and $474,147 for the six month periods ended May 31, 2001 and May 31, 2000, respectively.

ASSETS AND LIABILITIES - Assets decreased from $10,283,462 as of November 30, 2000 to $9,624,450 as of May 31, 2001. The net decrease was attributable to a $159,631 increase in accounts receivable, a $326,489 increase in inventory, a $340,153 increase in property and equipment, and a net $162,278 in capitalized debenture costs; all net of a $1,657,500 decrease in the investment in corporate common stock. Liabilities increased from $1,784,407 as of November 30, 2000 to $2,784,743 as of May 31, 2001. This increase was attributable to increases in accounts payable of $99,446, increases of short-term debt of $110,000, increases in secured debt of $215,338 and $514,000 in increases in debenture liabilities.

SHAREHOLDERS' EQUITY - Shareholders' equity decreased from $5,069,055 as of November 30, 2000 to $4,233,579 as of May 31, 2001. This decrease was attributable to the $85,571 cost of the issuance of common shares under the debenture agreements and the February conversion of $261,504 in outstanding debt to common shares, offset by the $845,323 other comprehensive loss relating to interim valuations of corporate common stock and the operating net losses for the six months ended May 31, 2001 of $377,711.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $41,971 in the six month period ending May 31, 2001 resulting from $1,237,818 of cash provided by the Company's financing activities offset by $615,874 of cash used in operating activities and $663,915 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $615,874 in the six month period ended May 31, 2001 was primarily due to a net loss of $377,711, an increase of accounts receivable of $159,631 and a $326,489 increase in inventory offset partially by a $99,446 increase of accounts payable, an increase of short term notes payable of $110,000 and the $156,277 provision for depreciation and amortization.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $663,915 in the six month period ended May 31, 2001 funded $447,653 of the Company's investment in purchases and installation of equipment, the $192,114 costs of the concurrent debenture funding offset by the $187,680 in allocated costs of the mineral interest investment.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,237,818 in the six month period ended May 31, 2001 was primarily due to the proceeds from the $514,000 debenture funding, the initial equipment loan fundings of $286,145, the proceeds of the February issuances of common stock in lieu of cash payments of $196,714 and the issuances of common shares for the conversion of unsecured Company debt of $190,842.

CAPITAL  EXPENDITURES

The Company expended $447,653 in the six months ended May 31, 2001 to purchase and install additional equipment in connection with the expansion of its business.

GOING  CONCERN

The Company's independent certified public accountants stated in their report included in Form 10-KSB as of November 30, 2000, that the Company had incurred operating losses in the prior two years and had not established a long-term source of revenue. These conditions raised substantial doubt about the Company's ability to continue as a going concern.

INFLATION
Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  May  31  2001,  the  Company  had  46  full  time  employees.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

On May 31, 2001, the Company completed its re-incorporation from the state of Florida to the state of Nevada.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

None.

(b)     Reports on Form 8-K

None.

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

Dated: July 16, 2001