Form 10-Q
period 2001-08-31
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2001-10-15
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  August 31, 2001

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

   Title of each class of Common Stock       Outstanding as September 30, 2001
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  72,232,368



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

INDEX

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated Financial Statements

          Consolidated Balance Sheet at August 31, 2001 (Unaudited) and
            November 30, 2000

          Consolidated Statements of Operations (Unaudited) three and six months ended August 31, 2001 and August 31, 2000

          Consolidated Statements of Cash Flows (Unaudited) six months ended August 31, 2001 and August 31, 2000

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



                          RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                    BALANCE SHEET

                                        ASSETS
                                                                               AUGUST 31, 2001    AUGUST 31, 2000
                                                                               -----------------  -----------------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         32,684   $         59,749
  Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           608,324            124,239
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           428,017             28,540
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           172,351             17,270
                                                                               -----------------  -----------------
    Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,241,376            229,798

  PROPERTY AND EQUIPMENT
  Property and Equipment, net of $622,903 (2001) of Accumulated Depreciation.         1,199,643            797,127

  OTHER ASSETS
  Mineral Interests (Note 3). . . . . . . . . . . . . . . . . . . . . . . . .         5,410,668
  Investment in Corporate Common Stock (Note 3) . . . . . . . . . . . . . . .         3,570,000
  Account Receivable (Note 3) . . . . . . . . . . . . . . . . . . . . . . . .                            1,118,665
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46,151             10,813
  Plant Design - Second Plant . . . . . . . . . . . . . . . . . . . . . . . .                 -             92,816
                                                                               -----------------  -----------------
    Total Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,026,819          1,222,294
                                                                               -----------------  -----------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     11,467,838   $      2,249,219
                                                                               =================  =================


      LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . .  $        817,415   $        235,665
  Short-Term Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . .           653,737              9,000
  Current Portion of Notes Payable - Secured. . . . . . . . . . . . . . . . .           137,886             80,692
                                                                               -----------------  -----------------
    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . .         1,609,038            325,357

  LONG-TERM LIABILITIES (NOTES 4 AND 6)
  Notes Payable - Secured, less current portion . . . . . . . . . . . . . . .           451,751            186,786
  Notes Payable - Officers and Shareholders . . . . . . . . . . . . . . . . .           280,741             66,673
  Accrued Salaries to Officers. . . . . . . . . . . . . . . . . . . . . . . .           158,830
  Notes Payable - Bank and Mineral Interests. . . . . . . . . . . . . . . . .           541,886
  Convertible Debentures (Note 5) . . . . . . . . . . . . . . . . . . . . . .           524,808
  Notes Due Founder and Shareholders. . . . . . . . . . . . . . . . . . . . .                 -            956,752
                                                                               -----------------  -----------------
                                                                                      1,958,016          1,210,211
                                                                               -----------------  -----------------
  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,567,054          1,535,568

  NON-CONTROLLING INTEREST IN GRANT CLAIMS, INC. (NOTE 3) . . . . . . . . . .         3,343,589

  LEASE COMMITMENTS (NOTE 7)

  SHAREHOLDERS' EQUITY (NOTES 3, 4, 5 AND 8)
  Preferred Stock, $0.0001 par value, authorized 20,000,000 shares

  Common Stock, $0.0001 par value, authorized 150 million shares;
    Issued and outstanding at August 31, 2001,  72,232,368 shares . . . . . .             7,223              3,009

  Additional Paid-In Capital. . . . . . . . . . . . . . . . . . . . . . . . .         8,339,704          3,220,243

  Retained (Deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,789,731)        (2,509,601)
                                                                               -----------------  -----------------
  TOTAL SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . .         4,557,196            713,651
                                                                               -----------------  -----------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .  $     11,467,838   $      2,249,219
                                                                               =================  =================





            See accompanying notes to financial statement disclosures.



                                        RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                                STATEMENT  OF  OPERATIONS





                                                             THREE MONTHS   NINE MONTHS  THREE MONTHS   NINE MONTHS
                                                                ENDED          ENDED         ENDED         ENDED
                                                               AUGUST 31,    AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                                 2001           2001         2000          2000
                                                              -----------   -----------   -----------   -----------
REVENUES
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,040,262   $ 1,804,676   $   344,902   $   625,322

COST OF GOODS SOLD
Labor. . . . . . . . . . . . . . . . . . . . . . . . . . . .      235,094       312,096       139,199       297,783
Repairs and Maintenance, including three and nine month
  amortization of $29,375 and $59,790, respectively (Note 2)       56,184       126,738        16,733        59,301
Freight. . . . . . . . . . . . . . . . . . . . . . . . . . .      121,608       168,385        11,618        13,224
Raw Material Purchases . . . . . . . . . . . . . . . . . . .      131,854       131,854        17,047        31,847
Trash Removal. . . . . . . . . . . . . . . . . . . . . . . .       53,015        78,020        22,352        69,460
Equipment Leasing and Rental . . . . . . . . . . . . . . . .       42,655        67,991         2,408         8,298
Other Cost of Goods Sold . . . . . . . . . . . . . . . . . .       96,611       208,006        35,603        66,708
                                                              ------------  ------------  ------------  ------------
  Total Cost of Goods Sold . . . . . . . . . . . . . . . . .      737,021     1,093,090       244,960       546,621
                                                              ------------  ------------  ------------  ------------
  GROSS MARGIN (LOSS). . . . . . . . . . . . . . . . . . . .      303,241       711,586        99,942        78,701

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent. . . . . . . . . . . . . . . . . . . . . . . .       47,438       124,315        38,438       115,002
Legal and Professional . . . . . . . . . . . . . . . . . . .       57,897       202,248        27,085        82,873
Administrative Management. . . . . . . . . . . . . . . . . .       92,404       300,212        75,288       185,301
Depreciation . . . . . . . . . . . . . . . . . . . . . . . .       55,250       162,750        36,000       108,000
Utilities. . . . . . . . . . . . . . . . . . . . . . . . . .       35,864        96,492        32,465        70,247
Interest Expense . . . . . . . . . . . . . . . . . . . . . .       52,127        91,374        25,411        51,224
Debenture Cost . . . . . . . . . . . . . . . . . . . . . . .       10,041       202,154             -             -
Other Expenses . . . . . . . . . . . . . . . . . . . . . . .      121,651       240,656        55,640       129,787
                                                              ------------  ------------  ------------  ------------
                                                                  472,671     1,420,201       290,327       742,434
                                                              ------------  ------------  ------------  ------------

NET (LOSS) BEFORE TAXES ON INCOME. . . . . . . . . . . . . .     (169,430)     (708,615)     (190,385)     (663,733)

TAXES ON INCOME. . . . . . . . . . . . . . . . . . . . . . .            -           800         1,600         2,400
                                                              ------------  ------------  ------------  ------------

NET ORDINARY (LOSS). . . . . . . . . . . . . . . . . . . . .  $  (169,430)  $  (709,415)  $  (191,985)  $  (666,133)
                                                              ============  ============  ============  ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . .   72,160,940    70,051,137    26,958,718    17,711,466
                                                              ============  ============  ============  ============

NET (LOSS) PER OUTSTANDING COMMON SHARE. . . . . . . . . . .  $     (0.00)  $     (0.01)  $     (0.01)  $     (0.04)
                                                              ============  ============  ============  ============

NET (LOSS) PER FULLY DILUTED COMMON SHARE. . . . . . . . . .  $     (0.00)  $     (0.01)  $     (0.01)  $     (0.04)
                                                              ============  ============  ============  ============








            See accompanying notes to financial statement disclosures.





                         RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                              STATEMENT  OF  CASH  FLOWS



                                                                    NINE MONTHS ENDED    NINE MONTHS ENDED

                                                                     AUGUST 31, 2001      AUGUST 31, 2000
                                                                   -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES


Net Operating (Loss). . . . . . . . . . . . . . . . . . . . . . .  $         (709,415)  $         (666,133)

ADJUSTMENTS TO RECONCILE NET LOSS
TO  NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Accounts Receivable . . . . . . . . . . . . . . . . . . . . . .            (563,670)             (98,665)
  Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .            (279,457)              14,692
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . .            (206,309)             (17,270)
  Provision for Depreciation and Amortization . . . . . . . . . .             222,540              108,000
  Accounts Payable. . . . . . . . . . . . . . . . . . . . . . . .             277,197              116,925
  Short-Term Notes Payable. . . . . . . . . . . . . . . . . . . .             578,737             (105,229)
  Current Portion of Notes Payable - Secured. . . . . . . . . . .             106,214               23,512
                                                                   -------------------  -------------------
Net Cash (Used in) Operating Activities . . . . . . . . . . . . .            (574,163)            (624,168)
                                                                   -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment . . . . . . . . . . . . .            (577,254)            (107,423)
(Increase) in Deposits. . . . . . . . . . . . . . . . . . . . . .             (14,103)                (313)
Corporate Reorganization and Debenture Costs. . . . . . . . . . .                                 (250,000)
(Advances to) New Venture (Note 3). . . . . . . . . . . . . . . .                   -             (311,581)
Asset Combination with Grant Claims, Inc. (Note 3):
  Mineral Interests, net of non-controlling interest. . . . . . .             (86,412)                   -
                                                                   -------------------  -------------------
Net Cash Provided by (Used in) Investing Activities . . . . . . .            (677,769)            (669,317)
                                                                   -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Increase, Due Shareholders . . . . . . . . . . . . . . . . .                                  227,182
Debt Increase (Decrease), Equipment Loan. . . . . . . . . . . . .             336,145               (6,988)
Debt Increase, Notes Payable, Bank and Mineral Interests. . . . .              16,886
Debt (Decrease), Loan Principal Reductions. . . . . . . . . . . .            (140,609)
Debt Increase (Decrease),  Notes and Salaries Payable - Officers.              83,269               (2,764)
Proceeds from the Sale of Securities and Debenture Conversions. .                                1,106,132
Proceeds from Issuance of Securities in lieu of Cash Payment. . .             397,557
Proceeds from the Sale and Interest Accruals of Debentures. . . .             524,807              807,220
Conversion of Debentures into Common Shares . . . . . . . . . . .                                 (807,220)
                                                                   -------------------  -------------------
Net Cash Provided by Financing Activities . . . . . . . . . . . .           1,218,055            1,323,562
                                                                   -------------------  -------------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .             (33,877)              30,077

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .              66,561               29,672
                                                                   -------------------  -------------------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .  $           32,684   $           59,749
                                                                   ===================  ===================





             See accompanying notes to financial statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       AUGUST 31, 2000 AND AUGUST 31, 2001

NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK was originally organized as a Florida Corporation on July 25, 1986 and is currently based in Los Angeles, California. RTEK's principal line of business involves accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded and crumb rubber products. Effective November 30, 2000, the Company acquired all the production rights to significant construction grade sand deposits located near Las Vegas, NV previously owned by Grant Claims, LLC, and intends to develop these resources towards the development of concrete and other building related products.

     In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc. ("SCI")) acquired all of the outstanding common stock of Rubber Technology
International, Inc., a Nevada corporation (RTEK-Nevada) in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by RTEK-Nevada. On April 12, 2001, the Company's shareholders approved a re-incorporation of the original Nevada corporation. Effective May 31, 2001, the two corporations were merged, with the Nevada corporation as the sole survivor.

     On April 12, 2001, the Company's shareholders' authorized the issuance of up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of August 31, 2001, 72,232,368 shares of common stock and no shares of preferred stock were issued and outstanding. See Note 5. There are no other authorized shares of common or preferred stock.

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

     Property, including leasehold improvements, and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods for both book and tax purposes applied over the estimated useful lives of the equipment . Leasehold improvements are amortized over the term of the applicable lease, assuming all extensions are exercised. The acquisition cost of Global Sight, Inc. was directly expensed in the acquisition quarter. The costs of debentures funded the Company are directly expensed in the period the period of the debenture funding. All other assets are fully costed when they are determined to have no continuing useful value.

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

     Effective November 30, 2000, the Company completed a combination of assets agreement for the rights and assets of the Grant Claims sand operation as owned by Grant Claims, LLC. Under this agreement, all the rights, net of all the obligations of the Grant Claims' prior operations, were combined with the Company's contribution of 25.5 million restricted common shares in a new corporation that will continue the operation of the Grant Claims. This new corporation is 51% directly owned by the Company. There are additional capital contribution Company requirements into the operations of the claims and a provision for the issuance of additional common shares on the attainment of certain production levels.

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

     The Company is attempting to initiate active operations of these Claims. It has secured a bid right with the Bureau of Land Management for the removal of 200,000 tons of sand and has submitted the necessary requirements to consummate the contract. In September 2001, the optionor owner of the excavation rights, from which the Company has the removal rights and an option to secure outright the ownership of the mineral rights, agreed to a favorable modification of the amount and the term of past and future payments due under the agreements and dismissed the litigation against the Company.

NOTE  4  -  LONG  TERM  LIABILITIES

     The Company is obligated under four loans, which are secured by its production and other assets. The loans are fully amortizing over their respective terms, which individually ranged at loan inception from four to six years. One loan with a $185,000 current principal has been personally guaranteed by two officers of the Company and a non-officer/shareholder.

     Under the provisions of long-term third party personal property debt agreements, the Company has the following minimum annual payment obligations:


                                                   Year Ended August  31,
                                             --------------------------------
                                                2002        2003        2004
                                             ---------    --------   --------
  Notes Payable - Secured                    $  44,394    $ 92,799   $  66,332
  Note Payable - Bank                           75,000      75,000      75,000
  Notes Payable - Officers and Shareholders          0     225,000           0
                                             ---------    --------   --------
                                             $  36,692    $266,997   $  48,087
                                             =========    ========   =========

     Liabilities due officers do not have a current demand element within their repayment terms. If the note terms required repayment over a five-year term, the annual principal maintenance for the aggregate of the loans would approximate $37,600 per year.

     Note Payable -Bank is an $196,774 unsecured, interest-free note obligation due a bank, payable $18,750 per calendar quarter starting November 30, 2001 until paid.

     During the quarter ended May 31, 2001, the Company was funded $514,000 in exchange for 5.00% debentures which are repayable no later than two years from the date of acquisition. At their option, the debenture holders have the right to convert their holdings at either 120% of the bid price on the day of funding the debenture or 80% of the prior five closing bid prices just prior to a conversion request. For the arrangement of these debentures, the Company paid a 10% cash fee and issued 1,428,571 common shares. Under the debenture agreement, the Company is required to reserve 25 million shares, which would only be used if the conversion privilege were to drop to 2 cents per share, which the Company believes to be unlikely. At a rate of 6 cents per share, the Company would issue less than 8.7 million common shares in complete conversion of the debentures. When issued, these shares will be restricted. The restriction will be removed on the SEC's approval of a recently filed Form SB-2.

     In the six months ended August 31, 2001, the Company received $350,000 to assist in the Company's financing, which is reported as a short-term loan. The Company is currently in negotiations with the lender to convert the loan to equity.

     In the quarter, the Company approved the issuance of 142,857 restricted common shares to a vendor in lieu of debt due the vendor. These shares are included in the filed Form SB-2.

     As a part of a services agreement which terminated on August 31, 2001 the Company issued 400,000 common shares and warrants for the investor to acquire up to an additional 400,000 common shares. The warrants expired August 31, 2001 without exercise.

     The Company has an unexercised open option for the purchase of 123,457 of its common shares at $0.81 per share. This option expires January 22, 2002.


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

     As of August 31, 2001, the Company is obligated under leases for its production facilities. Future minimum lease payments under these leases, assuming a 3% inflation rate, are:

                Term                              Minimum  Annual  Payment
                ----                              ------------------------
 September  1,  2001  -  August  31,  2002               $  158,500
 September  1,  2002  -  August  31,  2003                  163,300
 September  1,  2003  -  August  31,  2004                  168,200
 September  1,  2004  -  August  31,  2005                  173,200
 September  1,  2005  -  August  31,  2006                  178,400
                                                            -------
                                                         $  841,600
                                                         ==========

The primary term of the two facilities leases ends December 2001. The Company has an option to extend the term of these leases for an additional five years. The leases and the option extension agreements provide for cost of living increases between 3-6% per year on the lease anniversary dates in 2002 and 2004, if extended. Additionally, the Company is required to pay any property tax increases over the base year. The primary lease provides an option to purchase the property under market conditions.

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

The Company's revenues consist of fees received to accept tires into its facility and sales of its produced products. Acceptance fees, called tipping fees, are recorded as revenue when the tires are received. All sales and revenues are recorded on the accrual basis, where revenues are recorded when earned/shipped to its customers. There are no advance fee or significant volume discount arrangements.

Cost of Sales includes the operation, including maintenance, of the Company's light and heavy equipment, the direct labor to operate this machinery and the supplies incident to the sales and plant operations. General and administrative expenses consist of corporate expenses and all administrative personnel and expenses to support the Company's operations and growth.

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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS  ENDED  AUGUST  31, 2001 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2000

REVENUES - Revenues totaled $1,040,262 and $344,902 for the three months ended August 31, 2001 and August 31, 2000, respectively. During the period ended
August 31, 2001, the Company continued its substantial deliveries into the rubberized asphalt market while continuing, on a more minor basis, its molding and other crumb markets; all pursuant to its plan of operations. Based on contracts and purchase orders in place and the positive relationships being developed, the Company is of the opinion that there will be further and significant increases in its existing product deliveries in the product cycles and additional, material and recurring sales in the near future in its crumb rubber product lines. Revenues for the three months ended August 31, 2000 were generally divided among the production of landscaping fill, feedstock and molded products, in addition to revenues from the receipt of tires into production.

COST OF SALES - Cost of sales totaled $737,021and $244,960 for the three month periods ended August 31, 2001 and August 31, 2000, respectively. Cost of sales for the three month period ended August 31, 2001 was comprised primarily of direct labor costs of $235,094, raw materials purchases of $131,854, freight costs of $121,608, equipment maintenance and minor enhancements of $56,184, disposal costs of $53,015, and other costs of $96,611. Cost of sales for the period ended August 31, 2000 were primarily comprised of direct labor costs of $139,199, disposal costs of $22,352, and maintenance of equipment totaling $16,733. As a percentage of total revenues, cost of sales, respectively, was 70.8% and 71.0%, resulting in gross margins of 29.2% and 29.0% for the periods ended August 31, 2001 and August 31, 2000, respectively. Whereas the total cost of sales increased $492,061 in the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000, the increase was in the same percentage relationship as the dramatic and comparable quarter to quarter sales increases of $695,360. Each of the cost elements within cost of sales are constantly being challenged and, where possible, reduced. Changing production procedures and the recently installed equipment are also contributing anticipated production efficiencies. On a whole dollar and percentage basis, three of the components of the quarterly total cost of sales varied greatly; labor increased $95,895 (9.2% of revenues), purchased raw materials increased $114,807 (11.0% of revenues) and equipment leasing costs increased $40,247 (3.9% of revenues). The production labor increase was due to the initial operation of production equipment installed in the prior 2001 quarter and larger overall shift levels experienced in the newly required coordination of material from production activity to activity, which the Company believes has now has finally resulted in increased productivity efficiency. In 2001, the Company experienced difficulties in attaining a continuous and sufficient inflow of tires, which were needed to support the dramatically increased summer 2001 product deliveries. The $131,854 (7.3% of revenues) of such feedstock purchases attributed to the current quarter is considered an expense extraordinary to normal operations and is having and will have an additional negative impact to the Company's operations in the quarters ended August 31, 2001 and November 30, 2001 (because of additional such extraordinary costs in inventory at August 31, 2001) from the purchases exceeding 6 million pounds of crumb feedstock in lieu of the normal condition of being paid to receive tires which are manufactured into sold crumb rubber. This negative tire inflow condition was resolved by August 31, 2001 with the Company's execution of a multi-year contract annually providing the Company with up to 70 million pounds of tires. Equipment rental expenses have increased due to the new production line installed early in the quarter ended August 31, 2001 which is leased under an operating lease agreement based on production levels. Since the Company's business plan anticipates significant increases in sales and production, these expenses are expected to increase on a whole dollar basis but remain relatively constant on a percentage basis. The Company's disposal costs increased $30,663 from $22,352 (6.5% of revenues) in the three months ended August 31, 2000 to $53,015 (5.1% of revenues) in the three months ended August 31, 2001 primarily because of increased production levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $472,671 (45.4% of revenues) and $290,327 (84.2% of revenues) for the three month periods ended August 31, 2001 and August 31, 2000, respectively. In the three month period ended August 31, 2001, the Company's efforts were concentrated in equipment acquisition and financing and the securing of operating arrangements and alliances to assure the increased sales and production material balancing for those sales. SG&A expenses for the period ended August 31, 2001 were primarily comprised of $57,894 (5.6% of revenues) in legal and professional fees related primarily to the approximate $35,000 in service fees paid in intended equipment financing and legal expenses in sustaining and resolving legal issues generally involving the Grant Claims' operations and $19,973 (1.9% of revenues) in sales commissions, facilities rent of $47,438 (4.6% of revenues), depreciation and amortization of $55,250 (5.3% of revenues), officer's salaries of $92,404 (8.9% of revenues) and utilities expenses of $35,864 (3.4% of revenues). SG&A expenses for the three month period ended August 31, 2000 were comprised primarily of facilities rent of $38,438 (11.1% of revenues), depreciation of $36,000 (10.4% of revenues) and officer salaries of $75,288 (21.8% of revenues). The $182,344 quarterly increase in all SG&A expenses from the comparable three month periods ended August 31, 2001 and 2000 reflect and approximate 15% overall increase in office costs to support the $695,360 increase in sales, a doubling of interest expense to $52,127 (3.4% of revenues) in the quarter ended August 31, 2001 resulting from interest increases for additional equipment and debenture costs, $19,250 (1.9% of revenues) in additional depreciation from the $36,000 in the quarter ended August 31, 2000 because of the additional production equipment. The net loss was $169,430 for the three-month period ended August 31, 2001 and the net loss was $191,985 for the three-month period ended August 31, 2000.

ASSETS AND LIABILITIES - Assets increased $548,166 from $10,919,672 as of May 31, 2001 to $11,467,838 as of August 31, 2001. The net increase was attributable to an increase in accounts receivable of $404,039, an increase of $74,351 in equipment and leasehold improvements and an increase of $107,064 in prepaid expenses, net of a decrease of $47,032 in inventory. Liabilities increased from $2,784,743 as of May 31, 2001 to $3,567,054 as of August 31, 2001. This increase was attributable to increases in accounts payable of $177,751, an increase of $543,737 in short-term notes payable, an increase of amounts due corporate officers of $26,737, and an increase of $81,392 in short and long term secured debt; all offset by a liability decrease of $58,114 in mineral interest debt. Earlier reported financial statements are being amended to reflect the immediate costing, when incurred, of the costs of the acquisition of Global Sight, Inc. and each of the debenture issues since March 2001. The comparative amounts for May 31, 2001 assume the effect of the impending revisions.

SHAREHOLDERS' EQUITY - Shareholders' equity increased from $4,716,624 as of May 31, 2001 to $4,557,196 as of August 31, 2001. Other than operations, the increase is attributed to the issuance of $10,000 in common shares in lieu of cash payment of a corporate expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $8,094 in the three month period ending August 31, 2001 resulting from $156,311of cash provided by the Company's investing activities offset by $95,528 of cash used in operating activities and $52,689 of cash used in financing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $105,569 in the three month period ended August 31, 2001 was primarily due to an increase of accounts receivable of $404,039 and a $107,064 net increase of prepaid expenses; offset by a $47,032 decrease of inventory, an accounts payable increase of $177,751, an increase of $294,931 in short-term notes payable and secured debt and depreciation and amortization totaling $55,250.

CASH FLOWS FROM INVESTING - Net cash used in the Company's investing activities of $205,969 in the three month period ended August 31, 2001 primarily funded $129,601 in equipment purchases and installation and the $74,718 decrease in the non-controlling interest portion of Grant Claims.

CASH FLOWS FROM FINANCING - The net $319,632 of cash provided by the Company's financing activities in the three month period ended August 31, 2001 was primarily due to the $350,000 in a new short-term debt and the $55,741 increase in notes payable to corporate officers, offset by $19,802 in principal reductions in secured debt and the $58,114 decrease in unsecured debt due bank and mineral interests.

CAPITAL EXPENDITURES - The Company expended $129,601 in the three months ended August 31, 2001 to purchase and install additional equipment and improvements in connection with the expansion of its business.

NINE  MONTHS ENDED AUGUST 31, 2001 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2000

REVENUES - Revenues totaled $1,804,676 and $625,322 for the nine months ended August 31, 2001 and August 31, 2000, respectively. During the period ended
August 31, 2001, the Company continued its substantial deliveries into the rubberized asphalt market while continuing, on a more minor basis, its molding and other crumb markets; all pursuant to its plan of operations. Based on contracts and purchase orders in place and the positive relationships being developed, the Company is of the opinion that there will be further and significant increases in its existing product deliveries in their cycles and additional and material sales in the near future in its crumb rubber product lines. Revenues for the nine months ended August 31, 2000 were generally divided among the production of landscaping fill, feedstock and molded products, in addition to revenues from the receipt of tires into production.

COST OF SALES - Cost of sales totaled $1,093,090 and $546,621 for the nine-month periods ended August 31, 2001 and August 31, 2000, respectively. Cost of sales for the nine month period ended August 31, 2001 was comprised primarily of direct labor costs of $312,096 (17.3% of revenues), raw materials purchases of $131,854 (7.3% of revenues), freight costs of $168,385 (9.3% of revenues), equipment maintenance and minor enhancements of $126,738 (7.0% of revenues), disposal costs of $78,020 (4.3% of revenues), and other costs of $208,006 (11.5% of revenues). Cost of sales for the period ended August 31, 2000 were primarily comprised of direct labor costs of $297,783 (47.6% of revenues), disposal costs of $69,460 (11.1% of revenues), and maintenance of equipment totaling $59,301 (9.5% of revenues). As a percentage of total revenues, cost of sales, respectively, was 60.6% and 87.4%, resulting in gross margins of a 39.4% and 12.6% for the periods ended August 31, 2001 and August 31, 2000, respectively. Whereas the total cost of sales increased $546,469 in the nine months ended August 31, 2001 as compared to the nine months ended August 31, 2000, the increase ($546,469) was an approximate 100% increase in costs as contrasted with an approximate 200% increase in sales ($1,179,354) in the same comparable periods. Each of the cost elements within cost of sales are constantly being challenged and, where possible, reduced. Changing production procedures and the recently installed equipment are also contributing anticipated production efficiencies. On a whole dollar and percentage basis, four of the components of the nine months total cost of sales varied greatly; repairs and maintenance increased $67,437 (3.7% of revenues), raw materials purchases increased $100,007 (5.5% of revenues), freight increased $155,161 (8.6% of revenues) and equipment leasing increased $59,693 (3.3% of revenues). The repairs and maintenance increase was due to the 2001 increased investments in minor equipment to achieve production gains. In 2001, the Company experienced difficulties in attaining a continuous and sufficient inflow of tires, which were needed to support the dramatically increased summer product deliveries. The $131,854 (7.3% of revenues) of such feedstock purchases attributed to the current quarter is considered an expense extraordinary to normal operations and is having and will have an additional negative impact to the Company's operations in the quarters ended August 31, 2001 and November 30, 2001 (because of additional such extraordinary costs in inventory at August 31, 2001) from the purchases exceeding 6 million pounds of crumb feedstock in lieu of the normal condition of being paid to receive tires which are manufactured into sold crumb rubber. This negative tire inflow condition was resolved by August 31, 2001 with the Company's execution of a multi-year contract annually providing the Company with up to 70 million pounds of tires. Equipment rental expenses have increased due to the new production line completed installation in June 2001, which is leased under an operating lease agreement based on production levels. Since the Company's business plan anticipates significant increases in sales and production these expenses are expected to increase on a whole dollar basis and remain relatively constant on a percentage basis. The Company's freight costs increased $155,161 (8.6% of revenues) from $13,224 (2.1% of revenues) in the nine months ended August 31, 2000 to $168,385 (9.3% of revenues) in the nine months ended August 31, 2001 because the sales to the asphalt industry are generally FOB the buyers facility, a condition different from other historical customers' arrangements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $1,420,201 (78.7% of revenues) and $742,434 (64.1% of revenues) for the nine month periods ended August 31, 2001 and August 31, 2000, respectively. In the nine month period ended August 31, 2001, the Company's efforts were concentrated in securing new sales contracts and delivering against those contracts, equipment acquisition and financing and the securing of operating arrangements and alliances to assure the increasing of sales and production material balancing for those sales. SG&A expenses for the period ended August 31, 2001 were primarily comprised of $202,248 (11.2% of revenues) in legal and professional fees including, primarily, $153,000 in investor and marketing fees and an approximate $35,000 in service fees paid in intended equipment financing and legal expenses in sustaining and resolving legal issues generally involving the Grant Claims' operations. Also incurred were expenses for facilities rent of $124,315 (7.0% of revenues), depreciation and amortization of $162,750 (9.0% of revenues), administrative and management salaries of $300,212 (16.6% of revenues), utilities expenses of $96,492 (5.3% of revenues) and sales commissions to third parties totaling $38,680 (2.1% of revenues). SG&A expenses for the nine month period ended August 31, 2000 were comprised primarily of facilities rent of $115,002 (18.4% of revenues), depreciation of $108,000 (17.3% of revenues), debenture expenses of $202,154 and administrative and management salaries of $185,301 (29.6% of revenues). The $475,613 increase in the nine month SG&A expenses from the comparable periods of nine months ended August 31, 2001 and 2000 reflect the $119,375 (144%) increase in legal and professional expenses primarily comprising the $93,000 above described which the Company believes to have been one time 2001 expenses, the $114,911 (62%) increase in management salaries (62%) which is comprised of the lack of salary to the founder and President in 2000 offset by decreases in overall management salaries in 2001, a $54,750 (50.7%) increase in depreciation resulting from the increased production equipment installed in the plant, a $202,154 (5.1% of revenues) cost of a second quarter 2001 debenture issue and a $40,150 (78.4%) increase in interest expense to $91,374 in the nine months ended August 31, 2001 resulting from new equipment loans and $10,808 in debenture interest in the nine months ended August 31, 2001. The net loss was $709,415 and $666,133 for the respective nine-month periods ended August 31, 2001 and 2000.

ASSETS  AND  LIABILITIES  -  Assets  increased  $9,218,619 from $2,249,219 as of
August  31,  2000 to $11,467,838 as of August 31, 2001.  The $9,218,619 increase was primarily due to the $5,410,668 acquisition of mineral interests and the $3,570,000 investment in common stock net of the $1,118,665 related account receivable; all of which was originally purchased effective November 30, 2000, and additionally due to an increase in accounts receivable of $484,085, an inventory increase of $399,477, and a $402,516 increase in the equipment and leasehold improvements, all of which is related to the increased summer sales activity. Liabilities increased from $1,535,568 as of August 31, 2000 to $3,567,054 as of August 31, 2001. This increase was attributable to increases in accounts payable of $581,750, increases of short-term notes payable of $644,737, an increase of amounts due corporate officers of $214,068, an increase of $541,886 in notes payable arising from the mineral interest acquisition, an increase if $524,808 in convertible debentures, net of a $1,001,264 note payable decrease from the conversion of this debt to Company common stock in November 2000. Earlier reported financial statements are being amended to reflect the immediate costing, when incurred, of the costs of the acquisition of Global Sight, Inc. and each of the debenture issues since March 2001. The comparative amounts for August 31, 2000 assume the effect of the impending revisions.



SHAREHOLDERS' EQUITY - Shareholders' equity increased $4,193,544 from $713,651 as of August 31, 2000 to $4,557,196 as of August 31, 2001. The increase was attributable to an increase of $3,570,000 in shares issued in the acquisition of the mineral interests effective November 30, 2000, $85,714 in compensation for the securing of the $514,000 debentures in the second quarter of 2001, $153,000 in lieu fees for marketing and investor services and $1,314,986 in common shares issued in the exchange and extinguishing of Company debt obligations all offset by the increased retained deficits from the operations of the Company for the year ended August 31, 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $33,877 in the nine month period ending August 31, 2001 resulting from $1,568,056 of cash provided by the Company's financing activities, offset by $924,163 of cash used in operating activities and $677,770 of cash of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $924,163 in the nine month period ended August 31, 2001 was primarily due the loss from operations, an increase of accounts receivable of $563,670, an increase of inventory of $279,457, a $206,359 increase of prepaid expenses; all partially offset by an increase of accounts payable and accrued expenses of $277,197, an increase of $228,737 in short-term notes payable and depreciation and amortization of $222,540.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $677,770 in the nine month period ended August 31, 2001 primarily funding $577,254 in equipment purchases and installation and a net $86,412 in net costs for the non-controlled mineral interests.

CASH FLOWS FROM FINANCING - The net $1,568,056 in net cash provided by financing activities in the nine month period ended August 31, 2001 was primarily due to proceeds from the $514,000 debenture funding, proceeds from $350,000 in new short-term notes, proceeds from the issuances of the Company's common stock of $397,557 in lieu of cash payment and $336,145 in new equipment loans; net of $140,609 of principal reductions of long and short-term debt.

CAPITAL  EXPENDITURES

The Company expended $577,254 in the nine months ended August 31, 2001 to purchase and install additional equipment and improvements in connection with the expansion of its business.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  August  31  2001,  the  Company  had  51  full  time  employees.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 12, 2001, the Company issued 142,857 shares of "restricted" common stock valued at $10,000 to an unrelated individual in exchange for services rendered. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None

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

Dated: October 15, 2001