Form 10KSB
period 2001-11-30
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2002-04-18
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the  fiscal  year  ended  November 30, 2001

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

     State issuer's revenues for its most recent fiscal year. $2,302,411

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $1,081,352 as of April 16, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 82,426,442

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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

     Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK a Nevada Corporation currently based in Los Angeles, California. RTEK's current principal line of business involves accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products. The Company acquired significant construction grade sand deposits located near Las Vegas, Nevada and intends to develop these resources towards the development of concrete and other building related products.

     In the early 1990's, Raymond L. Webb initiated a business of cleaning up tire stock piles, collecting and receiving tires for shred and land filling the remnant portions. This is the dominant business of the majority of companies in the tire recycling business. In late 1996, this business was incorporated in Nevada as Rubber Technology International, Inc. ("Old RTI").

     In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc., a Florida corporation ("SCI")) acquired all of the outstanding common stock of Old RTI in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by Old RTI.

     Immediately prior to the acquisition, SCI had 4,638,500 shares of Common Stock outstanding. As part of SCI's reorganization with Old RTI, SCI issued 3,700,000 shares of its Common Stock to the shareholders of Old RTI. Immediately following the acquisition, SCI changed its name to Rubber Technology International, Inc., a Florida corporation. SCI had no significant operations prior to the merger. On May 31, 2001, the Company completed a reincorporation in the state of Nevada. The Company's common stock currently trades on the NASD OTC Bulletin Board under the symbol "RTEK."

BUSINESS  OF  THE  COMPANY

     Tire  Recycling  Operations

     RTEK's tire recycling operation currently accept only shredded scrap tires as feedstock for its crumb rubber production process. RTEK recycles the waste tires shred and uses the 100% recycled, scrap rubber in a proprietary process to produce a line of molded rubber products. The scrap tires shred are reduced in size with shredders, grinders and cracker mills. The steel and nylon fluff are removed with magnets and blowers at appropriate stages of the production. As a result of this process, particles of rubber called "Crumb Rubber" are produced. Crumb Rubber is produced in varied sizes from 3/8 inch to 40 mesh and are sorted through the use of sizing screens.

     RTEK's facility manufactures and sells high quality Crumb Rubber for a variety of applications within the transportation, agriculture, sports and fitness, playground equipment and manufacturing industries. The Company uses recycled rubber from scrap tires as the exclusive source of rubber for its own products. Crumb Rubber can be used in rubberized running tracks, tennis courts, rubber railroad crossings, earthquake isolators, traffic safety devices and rubberized asphalt. RTEK also sells processed, recycled rubber as a raw material for use by manufacturers of molded products.

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

     The Company's product mix of rubber products includes:

Asphalt Rubber -- The Company currently delivers rubber to the asphalt industry. During the latter 2000 year the Company focused on this industry as the largest delivered volume expected in 2001. In-house contract sales exceeded 13 million pounds in 2001.

Rubber For Molding - The Company sold approximately 1,000,000 lbs to other Manufacturers for molding of products.

Molded Products - Molded Products consist of traffic and safety products that the Company produces from its stockpiles or prepares on a service basis. Sales of traffic devices have increased to approximately 500,000 pounds annually.

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

RTEK plans to develop the Sand Assets in order to supply construction quality sand for use in Las Vegas' growing building environment. The Company currently does not have sufficient resources to develop the sand assets and is attempting to secure financing or development partners for such development. No assurances can be made, however, as to whether the Company will be successful in obtaining such financing or assistance, or whether such financing or assistance will be on terms favorable to the Company. In the event that the Company secures adequate financing or a development partnership, the Company intends to develop the sand assets as follows.

     The Company's mix of sand products is expected to include:

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

     Last  year,  RTEK  received  almost  5.5 million pounds of tires.

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


GOVERNMENTAL REGULATIONS

Management of the Company is not aware of any significant governmental regulations on the operation of its business, other than environmental regulations. Most jurisdictions require a process permit to assure that tire piles are not allowed to accumulate into a fire hazard and that mosquitoes are controlled. RTEK has permits for its Los Angeles facility and successfully completed an environmental review of its Los Angeles facility as a part of the regulatory review during the expansion of its permit to operate a recycling facility.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company presently has only one production facility located at 3185 East Washington Blvd, Los Angeles, CA 90023. The Company's offices contain approximately 1,800 square feet and the Company's production facility of 17,200 square feet, on 2.7 acres and houses all equipment necessary to store shred, grind and mold used tires into marketable products.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Except for the matters listed below, the Company is not currently involved in any other litigation which it believes could have a materially adverse effect on its reported financial condition or results of operations.

- Fred Maidenberg, Larchmont Property, LLC, Infonet of Nevada, Inc. v. Rubber Technology International, Inc. On March 12, 2002, plaintiffs filed a claim in the California Superior Court, County of Los Angeles against the Company alleging claims for breach of contract, specific performance, judicial foreclosure, breach of fiduciary duty, fraud, and injunctive relief. Plaintiffs allege that the Company failed to pay for services rendered and failed to repay loans granted by plaintiffs. Plaintiffs' complaint seeks $350,000 in damages. Although the Company strongly denies the claims and plans to vigorously defend its position, it cannot guarantee that a favorable outcome will be obtained.

- Asphalt Products Corporation v. Rubber Technology. On March 7, 2002, plaintiffs filed a claim against the Company alleging causes of actions for in District Court, Clark County, Nevada alleging that the Company failed to pay for products delivered. The complaint seeks damages in the amount of $42,000. Although the Company strongly denies the claims and plans to vigorously defend its position, it cannot guarantee that a favorable outcome will be obtained.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended November 30, 2001.



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


       CALENDAR                                      BID  PRICES
         YEAR           PERIOD                   HIGH          LOW

         1998           First  Quarter          $1.12          $0.25
                        Second Quarter          $1.21          $0.76
                        Third  Quarter          $1.70          $0.90
                        Fourth Quarter          $1.98          $0.88

         1999           First  Quarter          $1.19          $0.27
                        Second Quarter          $0.31          $0.09
                        Third  Quarter          $0.13          $0.07
                        Fourth Quarter          $0.27          $0.04

         2000           First  Quarter          $0.43          $0.11
                        Second Quarter          $0.26          $0.08
                        Third  Quarter          $0.51          $0.13
                        Fourth Quarter          $0.35          $0.09

         2001           First  Quarter          $0.08          $0.18
                        Second Quarter          $0.07          $0.12
                        Third  Quarter          $0.04          $0.10
                        Fourth Quarter          $0.03          $0.07



     On April 11, 2002, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.02.

NUMBER  OF  SHAREHOLDERS

     The number of beneficial holders of record of the Common Stock of the Company as of the close of business on April 11, 2002 was approximately 142. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

     To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In March 2001, the Company entered into a Securities Purchase Agreement with fourteen accredited investors pursuant to which it agreed to issue $514,000 aggregate amount of convertible debentures. The debentures bear 5% interest per annum upon maturity two years from the issue date and are convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to either (i) One hundred and twenty percent (120%) of the closing bid price of the common stock on March 1, 2001 or (ii) eighty percent (80%) of the average five (5) closing bid prices of the Company's common stock for the ten (10) trading days prior to the date of conversion. On March 6, 2002, the Company issued an aggregate of 4,128,287 shares of common stock to three of the investors upon conversion of an aggregate of $60,000 of the Debenture at the rate of $0.0152 per share. The issuance of the Debentures and the shares underlying them was a private transaction without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

This strategy has allowed for an expanding market in terms of both customers and products and has allowed the Company to expand production levels. However, the Company believes that in order to continue to maximize its production and sales it needed to acquire additional equipment, and institute operational efficiencies, as well as raise additional capital.

In light of the Company's history of losses, traditional financing continues to be difficult to obtain. Therefore, management has explored the option of teaming up with other larger companies or leasing of their production facility as a whole.

The most beneficial option at this point has lead to the signing of a letter of intent with Recovery Technologies Group of California (RTG of California). This letter of intent outlines a long term lease of RTI's crumb rubber facility. This option will allow RTI to maintain it's assets and improve its financial position.

The decision to lease the Los Angeles facility came after months of exploration into alternative restructuring of financing and exploring possible offers for acquisition of the Company. The Company's attempt to develop alternative financial options to cover its cash shortfall which resulted from last year's order cancellations and postponements, were not successful. The market conditions for crumb rubber in California have lead the Company to seek an agreement to put a stop to the continual monthly losses. The Company believes the agreement with RTG will prove to be the most favorable option for RTI at this time. Under the terms of the preliminary agreement, RTI has agreed to lease its Los Angeles crumb rubber production facility to RTG on a long term basis for which the rental terms are being negotiated. The definitive terms of the deal are currently being finalized and are subject to change. No assurance can be made to whether RTI will be successful in completing its deal with RTG as described here. RTI will provide further details as they become available.

RESULTS OF OPERATIONS

This discussion regarding the Company's results of operations reflects operations for the year ended November 30, 2001 and may not be indicative of the Company's future operating plans in the event that it leases its Los Angeles production facilities to RTG. The Company's historical revenues consist of sales of its produced products. All sales and revenues are recorded on the accrual basis, where revenues are recorded when earned/shipped to its customers. There are no advance fee or significant volume discount arrangements.

Cost of sales includes the operation, including maintenance, of the Company's light and heavy equipment, the direct labor to operate this machinery and the supplies incident to the sales and plant operations. Selling, general and administrative expenses consist of the cost of research and development of new or enhanced existing products, corporate expenses and all administrative personnel and expenses to support the Company's operations.

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

The Company has continued to develop its business relationships with respect to the Sand Asset, located east of Jean, Nevada, which is just south of Las Vegas, Nevada. In total, the reserves comprise 1,920 acres of mineral rights, which is all under the jurisdiction of the Bureau of Land Management. From this location the Company has the ability to provide concrete, blended and plaster/mortar sand into the Las Vegas construction market The Company has contractually agreed to capital requirements consistent with this developing operation. In recent months management has been developing a plan to institute an operation of the Jean Sand Pit. However, currently the Company does not have sufficient funds to implement such plan and will require additional financing either in the form of equity or debt. No assurances can be made as to whether the Company will be able to secure such financing or whether such financing will be on terms favorable to the Company.

RESULTS OF OPERATIONS -- TWELVE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO TWELVE MONTHS ENDED NOVEMBER 30, 2000

REVENUES - Revenues totaled $2,302,411 and $733,976 for the twelve months ended November 30, 2001 and November 30, 2000, respectively. During the period ended
November 30, 2001, the Company continued expanded its products include asphalt rubber and playground fill and expanded its shipped merchandise in all other categories pursuant to its plan of operations. Primarily in the area of molded goods, certain customer relationships have required a period of mutual research to determine the best product materials' mixture. Revenues in the period ended November 30, 2001 were solely from the receipt of tires into production and sales of rubber-based products.

COST OF SALES - Cost of sales totaled $ 1,821,355 and $640,118 for the twelve month periods ended November 30, 2001 and November 30, 2000, respectively. Cost of sales for the period ended November 30, 2001 were comprised primarily of direct labor costs of $471,195.42, purchases of raw material for processing and resale of $116,004, disposal costs of $181,000 and equipment reconfiguration and maintenance of $115,068. Cost of sales for the period ended November 30, 2000 primarily comprised direct labor costs of $334,971 and maintenance of equipment totaling $79,176. As a percentage of total revenues, cost of sales was 79.10 and 87.28, respectively, resulting in apparent gross margins of 20.9% and 12.8% for the periods ended November 30, 2001 and November 30, 2000, respectively. The primary reasons for the 79.1% cost of sales for the twelve months ended November 30, 2001 was the substantial increase in revenues from $640,118 (2000) to $1,821,355(2001).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $ 1,937,761 and $1,288,673, for the twelve month periods ended November 30, 2001 and November 30, 2000, respectively. SG&A expenses for the period ended November 30, 2001 comprised $399,081 in legal and professional fees, facilities rent of $154,753, depreciation and amortization of $406,026. SG&A expenses for the twelve-month period ended November 30, 2000 were comprised primarily of legal and professional fees of $ 331,349, facilities rent of $153,441, depreciation of $225,033, and interest expense of $62,055. The SG&A expense increase was attributed an increase in interest expense of $212,916, and an increase in Depreciation and Amortization of $ 180,993 among others. The net loss was $ 1,456,706 and $1,286,847 for the twelve month periods ended November 30, 2001 and November 30, 2000, respectively.

ASSETS AND LIABILITIES - Assets decreased $3,762,407 from $10,283,462 as of November 30, 2000 to $6,521,055 as of November 30, 2001. The decrease is primarily attributable to the $5,410,668 decreased value of the investment in the mineral interest and an increase of value in notes receivables of $1,292,366 from November 30, 2000 to November 30, 2001 and the increase in Account receivables of $153,213. The account receivables for November 30, 2001 and November 30, 2000 were $197,867 and $44,654 respectively, in addition to a $147,196 increase in inventory.

Liabilities increased from $1,784,407 as of November 30, 2000 to $2,711,148 as of November 30, 2001. This increase is primarily attributable to increases in accounts payable and accrued expenses of $191,138 and an increase in Long Term Portion notes of $688,589.

SHAREHOLDERS'  EQUITY  -  Shareholders'  equity  decreased from $5,069,055 as of
November  30,  2000  to  $3,809,907  as  of  November  30, 2001. This $1,259,148
decrease is attributable to the operating net losses for the twelve months ended November 30, 2001 of $1,456,706

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $38,219 in the twelve month period ending November 30, 2001 resulting from $1,734,914 of cash provided by the Company's financing activities offset by $1,057,140 of cash used in operating activities and $715,993 of cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $1,057,140 in the twelve-month period ended November 30, 2001 was primarily due to a net loss of $1,456,706, an increase of inventory of $147,196, all partially offset by an increase of accounts payable and accrued expenses of $322,254, $313,906 in depreciation and amortization.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $715,993 in the twelve-month period ended November 30, 2001 funded a net $579,362 for purchases of property and equipment, $ 69,331 and $ 89,595 for notes receivables and deposits respectively, offset by $ 22,295 in investments.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $1,734,914 in the twelve-month period ended November 30, 2001 was primarily due to the Proceeds from issuance of stock and Proceeds from debt of $ 397,558 and $ 2,060,969, offset by $ $723,612 from retirement of debt.

CAPITAL  EXPENDITURES

The Company did no expended any funds in the twelve months ended November 30, 2001 to purchase additional equipment in connection with the expansion of its business.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  November  30,  2001,  the  Company  had  35  full  time  employees.

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

The directors and executive officers of the Company as of April 11, 2002, are as follows:

Name                    Age     Position(s)
--------------------------------------------------------
Trevor Webb              36     President, CEO, Director

Thomas L. Reichman       64     Chief Operating Officer, Director


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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended November 30, 2001, the Company's officers, directors and greater than ten percent shareholders filled all reports required under Section 16(a). However, with respect to such reports, Mr. Webb was untimely in the filing of three of his Form 4s, Mr. Reichman was untimely in the filing of four of his Form 4s, Mr. Schmidt was untimely in the filing of three of his Form 4s, and Ms. Gogstad was untimely in the filing of four of her Form 4s.

ITEM  10.  EXECUTIVE  COMPENSATION

     The Company does not have employment contracts with any of its management personnel.

SUMMARY  COMPENSATION  TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2001, 2000, 1999, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                       SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                LONG  TERM  COMPENSATION
                                         ----------------------                AWARDS           PAYOUTS
                                                                            -------------------------------
                                                           OTHER          RESTRICTED  SECURITIES              ALL
NAME AND                                                   ANNUAL         STOCK       UNDERLYING    LTIP      OTHER
PRINCIPAL                      SALARY        BONUS         COMPENSATION   AWARDS      OPTIONS       PAYOUTS   COMPESATION
POSITION             YEAR      ($)           ($)           ($)            ($)         SARS (#)      ($)       ($)
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Trevor L. Webb
(President,
CEO)               2001        144,000(1)      -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2000         68,000         -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1999        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1998        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------
Thomas L.
 Reichman
(COO)              2001        119,692(2)      -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2000         77,200         -0-             -0-          10,000        -0-         -0-         -0-
                 (11/30)

                   1999        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1998        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------
Fred Schmidt
(CFO)*             2001        101,850(3)      -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2000         85,000         -0-             -0-           20,000       -0-         -0-         -0-
                 (11/30)

                   1999
                 (11/30)        68,448         -0-             -0-            -0-         -0-         -0-         -0-

                   1998
                 (11/30)        29,470         -0-             -0-            -0-         -0-         -0-         -0-
-------------------------------------------------------------------------------------------------------------------------

* No longer with the Company.
(1) Of this, $127,000 consists of accrued but unpaid salary.
(2) Of this, $76,915 consists of accrued but unpaid salary.
(3) Of this, $49,518 consists of accrued but unpaid salary.


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
Trevor L. Webb           None                        N/A                      N/A                    N/A

Thomas L. Reichman       None                        N/A                      N/A                    N/A


                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                 NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED IN
                 SECURITIES UNDERLYING   THE-MONEY OPTION/SARS
                 SHARES ACQUIRED ON      VALUE                     OPTIONS/SARS AT FY-END (#)  AT FY-END ($)
NAME             EXERCISE (#)            REALIZED ($)              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------  ----------------------  ------------------------  --------------------------  --------------------------
Trevor L. Webb           N/A                     N/A                      None                         N/A

Thomas L. Reichman       N/A                     N/A                      None                         N/A


COMPENSATION  OF  DIRECTORS

     Directors were not separately compensated for their services in the year ended November 30, 2001.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of April 11, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                                    COMMON STOCK  PERCENT OF
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER        OUTSTANDING  OUTSTANDING
----------------------- ------------------------------------        ----------   ------------
Common Stock            Trevor L. Webb (1)                          11,406,305       13.83%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Thomas L. Reichman                             224,000         <1%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            James Mason (3)                                300,000        <1%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Fred Schmidt (3)                               100,000        <1%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Grant Claims, Inc.                          25,500,000       30.93%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Anne Gogstad (2)                             6,718,459        8.15%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            All Directors and Officers as a Group
                        (2 Persons in total)                        11,446,305        13.88%
----------------------- ------------------------------------        ----------   ------------

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

(3)     No longer with the Company.

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

     The Company's officers from time to time advances funds to the Company on a no-interest basis. As of November 30, 2001, the Company has an outstanding balance owed to Mr. Webb in the amount of $293,964, $34,812 to Mr. Reichman, and $1,532 to Mr. Schmidt.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS                                    Page

Report  of  Independent  Auditors                                    F-1

Balance  sheet  at  November  30,  2001                              F-2

Statements of Income and Expense for the years ended
 November 30, 2001 and 2000                                          F-4

Statement of Cash Flows for the
 years ended November 30, 2001 and 2000                              F-5

Statement of Stockholders' Equity for the year ended
 November 30, 2001                                                   F-6

Notes to consolidated financial statements                           F-7

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

*3.2          Articles of Amendment of the Company changing Company's name to
               Rubber Technology International, Inc.

*3.3          Bylaws  of  the  Company

23.1          Consent  of  John  P. Semmens, CPA, independent public accountant

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

On June 18, 2001, the Company filed an Item 5 Current Report on Form 8-K announcing the completion of its reincorporation in the state of Nevada.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 18,  2002

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                  (Registrant)

By:  /s/ Trevor  L.  Webb
Trevor  L.  Webb
President  and  Chief  Executive  Officer  and  Director

By:  /s/ Thomas  L.  Reichman
Thomas  L.  Reichman
Chief  Operating  Officer  and  Director



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Capacity                        Date
------------------          --------                        -----

/s/ Trevor L. Webb           Director                       April  18,  2002


/s/ Thomas Reichman          Director                       April  18, 2002

                 JOHN P. SEMMENS CPA, A PROFESSIONAL CORPORATION
        30448 RANCHO VIEJO ROAD, SUITE 130, SAN JUAN CAPISTRANO, CA 92675
                     PH: (949) 443-0641, FAX (949) 443-0642


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Rubber Technology International, Inc.


We have audited the accompanying balance sheet of Rubber Technology International, Inc. as of November 30, 2001, and the related statements of income, retained deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubber Technology International, Inc. as of November 30, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 16, 2002


/s/ JOHN P.SEMMENS
John P Semmens, CPA
San Juan Capistrano, California

     RUBBER TECHNOLOGY INTERNATIONAL, INC.

               BALANCE SHEET

                  ASSETS


                            NOVEMBER, 30
                                    2001
                            -------------
  CURRENT ASSETS
  Cash in banks                   28,341
  Accounts receivable            197,867
  Notes receivable             1,292,366
  Prepaid expenses                 5,986
  Inventory                      295,756
                            -------------

  TOTAL CURRENT ASSETS         1,820,315

  PROPERTY AND EQUIPMENT
  Machinery                    1,643,178
  Transportation equipment        25,091
  Office equipment                17,078
  Asset improvements             139,309
  Accumulated depreciation      (774,059)
                            -------------

  NET PROPERTY & EQUIPMENT     1,050,596

  OTHER ASSETS
  Deposits                        80,144
  Investments                  3,570,000
                            -------------

  TOTAL OTHER ASSETS           3,650,144
                            -------------


  TOTAL ASSETS                 6,521,055
                            =============



See accompanying notes and accountant's audit report.


                 RUBBER TECHNOLOGY INTERNATIONAL, INC.

                           BALANCE SHEET

                        LIABILITIES & EQUITY


                                                   NOVERMBER 30,
                                                            2001
                                                   --------------
  CURRENT LIABILITIES
  Accounts payable                                       470,841
  Accrued expenses                                       290,515
  Payroll tax payable                                     78,686
  Short term notes payable                             1,083,231
                                                   --------------

  TOTAL CURRENT LIABILITIES                            1,923,273

  LONG-TERM LIABILITY
  Long term debt                                         787,875
                                                   --------------


  TOTAL LONG-TERM LIABILITIES                            787,875
                                                   --------------

  TOTAL LIABILITIES                                    2,711,148

  STOCKHOLDER'S EQUITY
       Common stock - par value $.0001 per share
          (authorized 150,000,000 shares; issued
           72,232,368 shares )                             7,222
       Additional paid-in capital                      8,339,706
   Retained earnings ( deficit )                      (4,537,021)
                                                   --------------


  TOTAL STOCKHOLDER'S EQUITY                           3,809,907
                                                   --------------


  TOTAL LIABILITIES & STOCKHOLDERS'
    EQUITY                                             6,521,055
                                                   ==============


See accompanying notes and accountant's audit report.

                           RUBBER TECHNOLOGY INTERNATIONAL, INC.

                              STATEMENT OF INCOME AND EXPENSE

                      TWELVE MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                         2001         2000
                                     ------------  -----------
                                      $             $
                                     ------------  -----------
  REVENUES
       Revenues                        2,302,411      733,976

                                     ------------  -----------
                   NET REVENUES        2,302,411      733,976

  COST OF GOODS SOLD
  Cost of goods sold                   1,821,355      640,118

                                     ------------  -----------
                   GROSS PROFIT          481,055       93,858

  OPERATING EXPENSES
       Consultants                       210,618      331,349
       Depreciation                      313,906      225,033
       Automobile expenses                17,929            -
       Interest                          274,971       62,055
   Other operating expenses            1,120,338      670,236
                                     ------------  -----------

       TOTAL OPERATING EXPENSES        1,937,761    1,288,673

  OTHER EXPENSES
  Asset disposal                               -       89,632
                                     ------------  -----------

           TOTAL OTHER EXPENSES                        89,632

                TAXES ON INCOME                -        2,400
                                     ------------  -----------

              NET INCOME (LOSS)       (1,456,706)  (1,286,847)
                                     ============  ===========



  Earnings (loss) per common share       (0.0207)     (0.0616)
                                     ============  ===========

See accompanying notes and accountant's audit report.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.


                             STATEMENT OF CASH FLOWS

                  TWELVE MONTHS ENDED NOVEMBER 30, 2001AND 2000


                                                       2001         2000
                                                   ------------  -----------
                                                    $             $
                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITY
Net Income (Loss)                                   (1,456,706)  (1,286,847)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                          313,906      317,849
Changes in assets and liabilities
Accounts receivable                                   (175,963)     (19,080)
Inventories                                           (147,196)    (105,328)
Accounts payable                                       195,762      421,478
Prepaid expenses                                        19,846      (25,832)
Accrued liabilities                                    126,492      131,302
Payroll tax payable                                     66,719            -
                                                   ------------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES           (1,057,140)    (566,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                   2,060,969      287,441
Retirement of debt                                    (723,614)    (938,744)
Proceeds from the sale of convertible debentures                    807,219
Conversions of debt to common shares                                956,118
Proceeds from the issuance of stock                    397,558    4,068,913
                                                   ------------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            1,734,913    5,180,947

CASH FLOWS USED FOR INVESTING ACTIVITIES
Deposits                                               (69,331)     (21,548)
Notes receivable                                       (89,595)           -
Purchase of property and equipment                    (579,362)    (162,468)
Coprorate reorginazation and debenture costs                 -     (250,000)
Investments                                             22,295   (5,410,668)
Allocation of Non-Controlling Interest                       -    3,430,000
Consolidation of Advances to Grain Claims                    -      807,084
Notes payable to bank and mineral interests                  -      600,000
Issueance of common shares                                   -   (3,570,000)
                                                   ------------  -----------

NET CASH USED FOR INVESTING ACTIVITIES                (715,993)  (4,577,600)
                                                   ------------  -----------

CASH (DECREASE) FOR THE PERIOD                         (38,220)      36,889

CASH, BEGINNING OF YEAR                                 66,561       29,672
                                                   ------------  -----------

CASH, END OF YEAR                                       28,341       66,561
                                                   ============  ===========

See accompanying notes and accountant's audit report.


                                                  RUBBER TECHNOLOGY INTERNATIONAL, INC.

                                                    STATEMENT OD STOCKHOLDERS' EQUITY

                                                  TWELVE MONTHS ENDED NOVEMBER 30, 2001



                                       NUMBER       COMMON       ADDITIONAL      RETAINED    TOTAL STOCKHOLDERS
                                      OF SHARES      STOCK     PAID-IN CAPITAL   EARNINGS          EQUITY
                                     -----------  -----------  ---------------  -----------  ------------------
BALANCE NOVEMBER 30, 2000            66,776,805        6,677         7,942,693  (3,080,315)           4,869,055

Net income ( loss )                  (1,456,706)  (1,456,706)

Common stock issued during period:

  1/19/01 Consultant                    100,000           10            11,990                           12,000

  2/20/01 S-8 stock issuance          3,384,135          338           261,506                          261,844

  3/14/01 Consultant                    400,000           40            27,960                           28,000

 5/23/01 Debenture cost               1,428,571          143            85,571                           85,714

  7/16/01 Vendor payment S-8 stock      142,857           14             9,986                           10,000
                                     -----------  -----------  ---------------  -----------  ------------------



BALANCE NOVEMBER, 30 2001            72,232,368        7,222         8,339,706  (4,537,021)           3,809,907
                                     ===========  ===========  ===============  ===========  ==================

See accompanying notes and accountant's audit report.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001


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

     The Company is currently authorized to issue up to 150,000,000 shares of common stock, $0.0001 par value. As of November 30, 2001, 72,232,368 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

The Company had limited operations from its inception in 1986 to November 30, 1999. During the fiscal 2000 and 2001, the Company completed its production lines and initiated product sales. The Company recycles whole tires and tire by-products into marketable commodities such as crumb rubber for playground fill, rubberized asphalt and rubber mats and molded products such as traffic safety devices, tree rings and various landscape products.

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

     Property, including leasehold improvements, and equipment are carried at cost. Depreciation is provided using straight-line and accelerated methods for both book and tax purposes applied over the estimated useful lives of the equipment. Leasehold improvements are amortized over the term of the applicable lease, assuming all extensions are exercised. The acquisition cost of Global Sight, Inc. is being amortized over an estimated life of five years. Applicable assets are fully costed when they are determined to have no continuing useful value.

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

NOTE 3 - LONG TERM LIABILITIES

     The Company is obligated under three loans, which are secured by its production and other assets. The loans are fully amortizing over their respective terms, which individually ranged at loan inception from four to six years. One loan with a $ 280,000 current principal has been personally guaranteed by a non-officer/shareholder.

Under the provisions of long-term third party personal property debt agreements, the Company has the following minimum annual payment obligations:

                    Year Ended November 30

                                       2002       2003       2004
                                  ----------   ---------  --------
  Notes Payable - Secured            327,148   $ 598,680  $ 59,636
  Notes Payable - Other              756,083      28,476    28,715
                                  ----------   ---------  --------
                                  $1,083,231   $ 627,156  $ 88,351


     Liabilities due officers do not have a current demand element within their repayment terms. If the note terms required repayment over a five-year term, the annual principal maintenance for the aggregate of the loans would approximate $66,062 per year.


NOTE 4 - RELATED PARTY TRANSACTIONS

     Short-term liabilities include $330,308 due an officer/shareholder arising from monetary investments into the Company and $253,433 in accrued salaries due officers.

Officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 5 - LEASE COMMITMENTS

As of November 30, 2001, the Company is on a month-to-month lease for its production facilities.

NOTE 6 - SUBSEQUENT EVENTS

The Company is currently in negotiations to lease its primary production facilities to another entity. Additionally, the entity is to pay a monthly operating amount for a period of time. The terms and conditions of this contract are not finalized at this time.