Form 10QSB
period 2002-02-28
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2002-05-13
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  February 28, 2002

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

   Title of each class of Common Stock         Outstanding as May 8, 2002
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  82,426,442



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

          Consolidated Balance Sheet at February 28, 2002 (Unaudited) and
            February 28, 2001

          Consolidated Statements of Operations (Unaudited) three months ended February 28, 2002 and February 28, 2001

          Consolidated Statements of Cash Flows (Unaudited) three months ended February 28, 2002 and February 28, 2001

          Notes to Consolidated Financial Statements (Unaudited)

Item  2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

                          PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Other  Information

Item  4.  Exhibits  and  Reports  on  Form  8-K


                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS


                 RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            BALANCE SHEET


                                   ASSETS


                                                                    FEBRUARY 28, 2002    FEBRUARY 28, 2001
                                                                   ------------------   ------------------
CURRENT ASSETS
Cash                                                               $          (12,399)   $           9,410
Accounts Receivable                                                           189,788               40,789
Inventory                                                                      61,000              195,114
Prepaid Expenses                                                                3,420               24,237
                                                                   ------------------   ------------------
  Total Current Assets                                                        241,809              269,550

PROPERTY AND EQUIPMENT
Property and Equipment, net of $839,904 of Accumulated
  Depreciation                                                                985,501            1,003,089

OTHER ASSETS
Mineral Interests (Note 3)                                                  3,570,000            5,410,668
Investment in Corporate Common Stock (Note 3)                                                    2,932,500
Deposits                                                                       11,270               32,048
Prepaid Deposit Last Mon.                                                         454
Corporate Reorganization Costs, net of $62,500 of
  Accumulated Amortization                                                                         187,500
Due From Grant Claims, LLC.                                                 1,308,466
                                                                   ------------------   ------------------
                                                                            4,890,190            8,562,716
                                                                   ------------------   ------------------

TOTAL ASSETS                                                       $        6,117,500    $       9,835,355
                                                                   ==================   ==================

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses (Note 5)                     $          402,868    $         615,119
Short-Term Notes Payable                                                       46,320               60,000
Current Portion of Notes Payable - Secured                                     16,578               31,671
Due CIWMB                                                                      30,000
                                                                   ------------------   ------------------
  Total Current Liabilities                                                   495,767              706,790

LONG-TERM LIABILITIES (NOTES 4, 6 AND 7)
Notes Payable - Secured, less current portion                                 876,174              512,761
Notes Payable - Officers and Shareholders                                     367,768              225,000
Accrued Salaries to Officers                                                  349,203               66,912
Notes Payable - Bank and Mineral Interests                                                         600,000
Debenture Due                                                                 531,234
                                                                   ------------------   ------------------
                                                                            2,124,379            1,404,673
                                                                   ------------------   ------------------
TOTAL LIABILITIES                                                           2,620,146            2,111,463

NON-CONTROLLING INTEREST IN GRANT CLAIMS, INC.                                                   3,106,183

SHAREHOLDERS' EQUITY (NOTES 3, 5 AND 8)
Common Stock, $0.0001 par value, authorized 150 million shares;
  Issued and outstanding at February 28, 2002, 82,426,442 shares                7,417                7,026

Additional Paid-In Capital                                                  8,407,010            8,216,186

Other Comprehensive Loss                                                    (380,054)             (325,125)

Retained (Deficit)                                                         (4,537,022)          (3,280,378)
                                                                   ------------------   ------------------
TOTAL SHAREHOLDERS' EQUITY                                                  3,497,354            4,617,709
                                                                   ------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $        6,117,501   $        9,835,354
                                                                   ==================   ==================



            See accompanying notes to financial statement disclosures.


                              RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                    STATEMENT OF OPERATIONS



                                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                       FEBRUARY 28, 2002     FEBRUARY 28, 2001
                                                                      -------------------   -------------------

REVENUES                                                              $           363,282    $          135,277

COST OF GOODS SOLD
Labor                                                                              78,781                49,850
Repairs and Maintenance                                                             7,326                37,633
Trash                                                                              33,851                27,300
Raw Materials and Other                                                            40,173                47,076
Inventory Adjustment                                                              239,717
                                                                      -------------------   --------------------
  Total Cost of Goods Sold                                                        399,848               161,859
                                                                      -------------------   --------------------
GROSS MARGIN (LOSS) INCOME                                                        (36,566)              (26,582)

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                                                      41,420                38,438
Legal, Professional and Management                                                127,419               194,107
Depreciation and Amortization                                                      65,845                64,750
Utilities                                                                          31,031                16,506
Interest Expense                                                                    7,756                20,763
Other Expenses                                                                     70,016                38,117
                                                                      -------------------   -------------------
                                                                                  343,487               372,681
                                                                      -------------------   -------------------

NET LOSS BEFORE TAXES ON INCOME                                                   380,053               399,263

TAXES ON INCOME                                                                                             800
                                                                      -------------------   -------------------

NET LOSS                                                              $           380,053   $           400,063
                                                                      ===================   ===================

OTHER COMPREHENSIVE LOSS
Unrealized loss on investment in Company common shares, based on
attributable, consolidated investment by Grant Claims, Inc. (Note 3)                    0   $           325,125
                                                                      ==================    ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                           82,426,442            67,122,061
                                                                      ===================   ===================

NET LOSS PER OUTSTANDING COMMON SHARE                                 $              0.01   $              0.01
                                                                      ===================   ===================

NET LOSS PER FULLY DILUTED COMMON SHARE                               $              0.01   $              0.01
                                                                      ===================   ===================





            See accompanying notes to financial statement disclosures.


                       RUBBER TECHNOLOGY INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS


                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     FEBRUARY 28, 2002   FEBRUARY 28, 2001
                                                    ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Loss                                          $  380,053       $ 400,063

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Provision for Depreciation and Amortization                   65,845          64,750
  Accounts Receivable                                            8,079           3,865
  Inventory                                                    234,776         (46,554)
  Prepaid Expenses                                               2,565           1,594
  Payroll Tax Liability                                        (62,106)
  Accounts Payable and Accrued Expenses                        (67,973)         74,901
  Accrued Salaries to Officers                                  88,688         (64,390)
  Short Term Notes Payable                                                      60,000
  Other Assets                                                  68,400
                                                             ---------        --------
                                                               338,274          94,166
                                                             ---------        --------
Net Cash (Used in) Operating Activities                        (41,779)       (305,897)
                                                             ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                           (750)       (270,200)
Asset Combination with Grant Claims, Inc. (Note 3):
  Mineral Interests, net of non-controlling interest           (16,100)        312,375
  Allocation of Non-Controlling Interest                                      (323,817)
Issuances of Common Shares for Professional Services                            83,000
Conversions of Unsecured Debt to Common Shares                  67,306         190,842
Capital Stock                                                      194
                                                             ---------        --------
Net Cash Provided by (Used in) Investing Activities             50,650          (7,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt (Decrease) Due Founding Shareholder and Officer            37,460
Debt Increase Equipment Loan                                         -         268,000
Secured Debt Principal Reductions                                              (11,454)
Promissory note                                                (14,807)
Capitol Resource Factoring                                     (68,584)
Due Southland Secured Note                                      (3,680)
                                                             ---------        --------
Net Cash Provided by Financing Activities                      (49,611)        256,546
                                                             ---------        --------
NET (DECREASE) INCREASE IN CASH                                (40,740)        (57,151)

CASH, BEGINNING OF PERIOD                                       28,341          66,561
                                                             ---------        --------
CASH, END OF PERIOD                                          $ (12,399)      $   9,410
                                                             =========        ========



            See accompanying notes to financial statement disclosures.




                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                     FEBRUARY 28, 2001 AND FEBRUARY 28, 2002


 HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK was originally organized as a Florida Corporation on July 25, 1986 and is currently based in Los Angeles, California. RTEK's principal line of business involves accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products. The Company acquired the production rights to significant construction grade sand deposits located near Las Vegas, NV previously owned by Grant Claims, LLC, and intends to develop these resources towards the development of concrete and other building related products.

     In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc. ("SCI")) acquired all of the outstanding common stock of Rubber Technology
International, Inc., a Nevada corporation (RTEK-Nevada) in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by RTEK-Nevada. On April 12, 2001, the Company's shareholders approved a reincorporation of the original corporation from Florida to Nevada.

     The Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of February 28, 2002, 82,426,442 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

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

  MINERAL  INTERESTS

     Effective November 30, 2000, the Company completed a combination of assets agreement for the rights and assets of the Grant Claims sand operation. Under this agreement, all the rights net of all the obligations of the Grant Claims' prior operations, were combined with the Company's contribution of 25.5 million restricted common shares in a new corporation that will continue the operation of the Grant Claims. This corporation is 51% directly owned by the Company.


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

 LEASE  COMMITMENTS

     As of February 28, 2002, the Company is obligated under leases for facilities. Future minimum lease payments under these leases are:

                Term                                  Minimum  Annual  Payment
--------------------------------------------------------------------------------

 March  1,  2002  -  February  28,  2003                       160,300
 March  1,  2003  -  February  28,  2004                       161,800
 March  1,  2004  -  February  28,  2005                       166,700
 March  1,  2005  -  February  28,  2006                       171,700
 March  1,  2005  -  December  28,  2006                       147,250
                                                            ----------
                                                            $  807,750
                                                            ==========

The primary term of the core facility lease ended December 2001. The Company has extended the term of this lease for an additional five years. Additionally, the Company is required to pay any property tax increases over the base year. The lease provides an option to purchase the property under market conditions.

SUBSEQUENT EVENTS

     On April 30th, 2002, the Company signed a lease agreement with Recovery Technologies Group, Inc., for the lease of its Los Angeles facility. The term of the lease is 5 years with an option to extend for an additional 5 years or to purchase the facility. The monthly rent is $ 26,000.00 and the agreement is retroactive to February 21st, 2002, at which time Recovery Technologies Group began operating.

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

GENERAL  OVERVIEW


The Company's principal line of business is the leasing of its Los Angeles tire recycling and crumb rubber facility. The leasing of the facility provides RTI with revenues and eliminates overhead resulting from the operation.

Additionally, the company continues to maintain its mining rights through its 51 % ownership in Grant Claims, Inc. and plans to focus on initiating operation at the site. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.


RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001

REVENUES - Revenues totaled $363,282 and $135,277 for the three months ended February 28, 2002 and February 28, 2001, respectively. The increase in revenues Are primarily due to the bulk sale of inventory $197,000 to Recovery Technology Group, Inc.

COST OF SALES - Cost of sales totaled $399,848 and $161,859 for the three-month periods ended February 28, 2002 and February 28, 2001, respectively. Cost of sales for the period ended February 28, 2002 were comprised primarily of direct labor costs of $78,781, disposal costs of $33,851,raw materials of $40,173, and an adjustment to the inventory of $239,717. As a percentage of total revenues, cost of sales was 110% and 119.6% and, resulting in apparent gross margins of (10%) and (19.6)% for the periods ended February 28, 2002 and February 28, 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $343,487 and $372,681 for the three month periods ended February 28, 2002 and February 28, 2001, respectively. In the period ended February 28, 2002, officer and administrative salaries amounted to $66,000, Various consultants and legal expenses totaled $30,780.32 Rental expenses of $41,420 and depreciation and amortization of $65,845 completed the majority of the current quarter SG&A expenses. In addition, there was a loss resulting from a fire in the amount of $67,346. The net loss was $380,053 and $400,063 for the three-month periods ended February 28, 2002 and February 28, 2001, respectively.

ASSETS AND LIABILITIES - Assets decreased $3,717,855 as of February 28, to $ 6,117,500. Assets as of February 28, 2001 were $9,835,355. In addition to the asset Liabilities increased from $2,111,673 as of February 28, 2001 to $ 2,620,146 as of February 28, 2002 This increase was attributable to increases in current quarter notes payable secured of $363,413, increases in notes payable to officers and shareholders of $142,768, and accrued salaries to officers of $282,291.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from $4,617,709 as of February 28,2001 to $3,497,354 as of February 28, 2002. The decrease was substantially caused by the continued losses incurred by the company in its operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $221,838 in three month period ending February 28, 2002 resulting from $248,308 of cash used by the Company's operating activities, $30,388 in cash used in the Company's investment activities and $90,153 provided by the Company's financing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $215,308 in the three month period ended February 28, 2001 was primarily due to a net consolidated loss of $380,053, a $237,320 increase on inventory and a $88,689 reduction in accrued officer salaries, all offset by a $33,000 provision for depreciation and amortization, a $8,079 increase in accounts payable and accrued expenses and a $62,106 increase in short term debt.

CASH FLOWS FROM INVESTING - Net cash used in the Company's investing activities of $30,682 in the three month period ended February 28, 2002 funded $13,147 in suspense, and $16,100 due from Grant Claims, LLC.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $90,153 in the three month period ended February 28, 2002 was primarily due to the effects of the additional paid in capital of $67,306, and $37,460 loans from officers.

CAPITAL  EXPENDITURES

The Company had no capital expenditures in the three months ended February 28, 2002.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  February  28,  2002,  the  Company  had  2  full  time  employees.

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

None.


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

None.

(b)     Reports on Form 8-K

On May 7, 2002, the Company filed a Current Report on Form 8-K regarding the finalization of the lease of its Los Angeles, California production facilities to Recovery Technologies Group, Inc., a Delaware corporation

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RUBBER TECHNOLOGY INTERNATIONAL, INC.

                              By /s/ Trevor Webb
                              -----------------------------
                              Trevor Webb
                              President & Chief Financial Officer


                              By /s/ Tom Reichman
                              -----------------------------
                              Tom Reichman
                              Chief Operating Officer

Dated: May 10, 2002