Form 10QSB
period 2002-05-31
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2002-08-14
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  May 31, 2002

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

   Title of each class of Common Stock         Outstanding as of May 31, 2002
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  86,554,729



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

          Consolidated Balance Sheet at May 31, 2002 (Unaudited) and
            May 31, 2001

          Consolidated Statements of Operations (Unaudited) three months ended May 31, 2002 and May 31, 2001

          Consolidated Statements of Cash Flows (Unaudited) six months ended May 31, 2002 and May 31, 2001

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


                 RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            BALANCE SHEET

                                   ASSETS


                                                                       MAY 31, 2002      May 31, 2001
                                                                   ------------------   ------------------
CURRENT ASSETS
Cash                                                               $           93,391   $     24,590
Accounts Receivable                                                            73,540        204,285
Inventory                                                                      32,725        475,049
Prepaid Expenses                                                                  855         65,287
                                                                   ------------------   ------------------
  Total Current Assets                                                        200,511        769,211

PROPERTY AND EQUIPMENT
Property and Equipment, net of $849,914 of Accumulated
  Depreciation                                                                952,056      1,125,292

OTHER ASSETS
Mineral Interests                                                           3,570,000      5,410,668
Investment in Corporate Common Stock                                                       1,912,500
Deposits                                                                       11,270         44,501
Prepaid Deposit Last Month                                                        454              0
Corporate Reorganization Costs, net of $62,500 of
  Accumulated Amortization                                                          0        362,278
Due From Grant Claims, LLC.                                                 1,314,715              0
                                                                   ------------------   ------------------
                                                                            5,848,495      7,729,947
                                                                   ------------------   ------------------

TOTAL ASSETS                                                       $        6,049,005   $  9,624,450
                                                                   ==================   ==================

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                              $          586,165    $   639,664
Short-Term Notes Payable - Unsecured                                           69,357        110,000
Current Portion of Notes Payable - Secured                                    243,880         36,692
Due CIWMB                                                                      30,000              0
                                                                  -------------------   ------------------
  Total Current Liabilities                                                   929,402        786,356

LONG-TERM LIABILITIES
Notes Payable - Unsecured, less current portion                               397,585              0
Notes Payable - Secured, less current portion                                 188,309        471,553
Notes Payable - Officers and Shareholders                                     367,434        225,000
Accrued Salaries to Officers                                                  378,860        187,834
Notes Payable - Bank and Mineral Interests                                          0        600,000
Debenture Due                                                                 471,233        514,000
                                                                   ------------------   ------------------
                                                                            1,803,421      1,998,387
                                                                   ------------------   ------------------
TOTAL LIABILITIES                                                           2,732,823      2,784,743

NON-CONTROLLING INTEREST IN GRANT CLAIMS, INC.                                             2,606,128

SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, authorized 150 million shares;
  Issued and outstanding at February 28, 2002, 86,554,729 shares                7,830          7,209

Additional Paid-In Capital                                                  8,466,598      8,329,717

Other Comprehensive Loss                                                     (621,225)      (845,323)

Retained (Deficit)                                                         (4,537,021)    (3,258,024)
                                                                   ------------------   ------------------
TOTAL SHAREHOLDERS' EQUITY                                                  3,316,181      4,233,579
                                                                   ------------------   ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $        6,049,005   $  9,624,450
                                                                   ==================   ==================


                              RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                    STATEMENT OF OPERATIONS

                                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                           MAY 31, 2002     May 31, 2001
                                                                      -------------------   -------------------

REVENUES                                                              $           166,858    $      629,134

COST OF GOODS SOLD
Labor                                                                              10,583            27,152
Repairs and Maintenance                                                             1,131            32,921
Trash                                                                              30,652            47,705
Raw Materials and Other                                                            14,734            86,432
Inventory Adjustment                                                               81,378                 0
                                                                      -------------------   --------------------
  Total Cost of Goods Sold                                                        138,478           194,210
                                                                      -------------------   --------------------
GROSS MARGIN (LOSS) INCOME                                                         28,380           434,924

SELLING, GENERAL AND ADMINISTRATIVE
Premises Rent                                                                                        38,439
Legal, Professional and Management                                                 90,509           178,052
Depreciation and Amortization                                                      19,445            72,586
Utilities                                                                           7,129            44,121
Interest Expense                                                                   11,350            18,485
Other Expenses                                                                    139,986            80,887
                                                                      -------------------   -------------------
                                                                                  268,419           412,570
                                                                      -------------------   -------------------

NET LOSS BEFORE TAXES ON INCOME                                                   240,039            22,354

TAXES ON INCOME


NET LOSS                                                              $           240,039   $        22,354
                                                                      ===================   ===================

OTHER COMPREHENSIVE LOSS
Unrealized loss on investment in Company common shares, based on
attributable, consolidated investment by Grant Claims, Inc.                             0   $       520,200
                                                                      ===================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                           86,554,729        70,728,642
                                                                      ===================   ===================

NET LOSS PER OUTSTANDING COMMON SHARE                                 $              0.00   $          0.00
                                                                      ===================   ===================

NET LOSS PER FULLY DILUTED COMMON SHARE                               $              0.00   $          0.00
                                                                      ===================   ===================



                       RUBBER TECHNOLOGY INTERNATIONAL, INC.
                              STATEMENT OF CASH FLOWS


                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                       MAY 31, 2002        May 31,, 2001
                                                    ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Operating Loss                                         $  240,039      $      377,711

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Changes in Operating Assets and Liabilities
  Provision for Depreciation and Amortization                  19,445            (156,277)
  Accounts Receivable                                          72,249             159,631
  Inventory                                                    72,275             326,489
  Prepaid Expenses                                              2,565              58,397
  Payroll Tax Liability                                             0                   0
  Accounts Payable and Accrued Expenses                       183,107             (99,446)
  Accrued Salaries to Officers                                 30,000              64,390
  Short Term Notes Payable                                     (2,739)           (110,000)
  Current portion of Notes Payable - Secured                        0              (5,021)
                                                             ---------       -------------
                                                              376,902             238,163
                                                             ---------       -------------
Net Cash (Used in) Operating Activities                       136,863             615,874
                                                             ---------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                        (2,406)           (447,653)
Asset Combination with Grant Claims, Inc.
  Mineral Interests, net of non-controlling interest           (6,250)           (187,680)
  Allocation of Non-Controlling Interest
Issuances of Common Shares for Professional Services                             (192,114)
Conversions of Unsecured Debt to Common Shares                 59,587                   0
Increase in Deposit                                                 0             (12,453)
Capital Stock                                                     413             175,985
                                                             ---------      --------------
Net Cash Provided by (Used in) Investing Activities            51,344            (663,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt (Decrease) Due Founding Shareholder and Officer             (333)            120,922
Debt Increase Equipment Loan                                   25,138             286,145
Secured Debt Principal Reductions                             (40,277)            (70,805)
Promissory note                                                (5,485)                  0
Proceeds from Issuance of Securities in lieu of Cash Payment        0             196,714
Conversion of Unsecured Debt to Common Shares                       0             190,842
Debt (Decrease) Debenture                                     (60,000)            514,000
                                                             ---------       -------------
Net Cash Provided by Financing Activities                     (80,957)          1,237,818
                                                             ---------       -------------
NET (DECREASE) INCREASE IN CASH                               107,250             (41,971)

CASH, BEGINNING OF PERIOD                                     (13,859)             66,561
                                                             ---------        ------------
CASH, END OF PERIOD                                         $  93,391        $     24,590
                                                             =========        ============


                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                          MAY 31, 2001 AND MAY 31, 2002


HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

Rubber Technology International, Inc. ("RTEK") is a recycler of waste tires and producer of recycled molded rubber products. RTEK was originally organized as a Florida Corporation on July 25, 1986 and is currently based in Los Angeles, California. RTEK's principal line of business the recycling of automotive tires and producing a variety of molded rubber products. The Company acquired the production rights to significant construction grade sand deposits located near Las Vegas, NV previously owned by Grant Claims, LLC, and intends to develop these resources towards the development of concrete and other building related products.

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

On April 30, 2002, the Company signed a lease agreement with Recovery Technologies Group, Inc., for the lease of its Los Angeles facility. The term of the lease is five years with an option to extend for an additional five years or to purchase the facility. The monthly rent is $26,000.00 and the agreement is retroactive to February 21, 2002, at which time Recovery Technologies Group, Inc. began operating.

The Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of May 30, 2002, 86,554,729 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

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

MINERAL INTERESTS

Effective November 30, 2000, the Company completed a combination of assets agreement for the rights and assets of the Grant Claims sand operation. Under this agreement, all the rights net of all the obligations of the Grant Claims' prior operations, were combined with the Company's contribution of 25.5 million restricted common shares in a new corporation that will continue to pursue the operation of the Grant Claims. This corporation is 51% directly owned by the Company.

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

LEASE COMMITMENTS

As of May 30, 2002, the Company is obligated under leases for facilities. Future minimum lease payments under these leases are:


                Term                                  Minimum  Annual  Payment
--------------------------------------------------------------------------------

 May  30,  2002  -  May  30,  2003                       160,300
 May  30,  2003  -  May  30,  2004                       161,800
 May  30,  2004  -  May  30,  2005                       166,700
 May  30,  2005  -  May  30,  2006                       171,700
 May  30,  2006  -  December  28,  2006                  103,075
                                                      ----------
                                                      $  763,575
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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS  ENDED  MAY  30, 2002 COMPARED TO THREE MONTHS ENDED  MAY 30, 2001

REVENUES - Revenues totaled $166,858 and $629,134 for the three months ended May 30, 2002 and May 30, 2001, respectively. The decrease in revenues are primarily due to the lease agreement of the premises to Recovery Technology Group and the decrease in production

COST OF SALES - Cost of sales totaled $138,478 and $194,210 for the three-month periods ended May 31, 2002 and May 31, 2001, respectively. Cost of sales for the period ended May 31, 2002 were comprised primarily of direct labor costs of $10,583, disposal costs of $30,652, raw materials of $ 14,734, repairs and maintenance of $ 1,131 and an adjustment to the inventory of $81,378. As a percentage of total revenues, cost of sales was 83% and 31% and, resulting in apparent gross margins of 17% and 69% for the periods ended May 31, 2002 and May 31, 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $268,419 and $412,570 for the three month periods ended May 31, 2002 and May 31, 2001, respectively. In the period ended May 31, 2002, legal, professional and management amounted to $90,509, depreciation and amortization of $19,445 and other expenses of $ 139,986 completed the majority of the current quarter SG&A expenses. In addition, there was an interest expense in the amount of $ 11,350 and utilities in the amount of $ 7,129. The net loss was $240,039 and $22,354 for the three-month periods ended May 31, 2002 and May 31, 2001, respectively.

ASSETS AND LIABILITIES - Assets decreased $3,575,445 as of May 31, 2002, to $ 6,049,005. Assets as of May 31, 2001 were $9,624,450. In addition to the asset, liabilities decreased from $2,784,743 as of May 31, 2001 to $ 2,732,823 as of May 31, 2002. This decrease was attributable to decreases in current quarter notes payable secured of $283,244, decrease in notes payable for bank and mineral rights of $ 600,000 and $ 42,767 decrease in debentures due, as well as increases in notes payable to officers and shareholders of $142,434, and accrued salaries to officers of $191,026 and an increase in notes payable unsecured of $ 397,585.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from $4,233,579 as of May 31,2001 to $3,316,181 as of May 31, 2002. The decrease was substantially caused by the continued losses incurred by the company in its operations while operating its premises.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $107,250 in three month period ending May 31, 2002 resulting from $136,863 of cash used by the Company's operating activities, $51,344 in cash provided by the Company's investment activities and ($ 80,957) provided by the Company's financing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $136,863 in the three month period ended May 31, 2002 was primarily due to a net consolidated loss of $240,039, a $254,214 decrease on inventory and a $34,390 reduction in accrued officer salaries, all offset by a $136,832 provision for depreciation and amortization, a $83,661 increase in accounts payable and accrued expenses and a $112,739 decrease in short term debt as compared to May 31, 2001.

CASH FLOWS FROM INVESTING - Net cash used by the Company's investing activities of $ 51,344 in the three month period ended May 31, 2002 funded 59,587 in conversion of unsecured debt to common shares off set by $ 2,406 on purchases and installation of equipment and $ 6,250 due from Grant Claims, LLC.

CASH FLOWS FROM FINANCING - Net cash used in financing activities of $80,957 in the three month period ended May 31, 2002 funded 60,000 in debt debenture, $40,277 in secured debt principal reductions off set by $ 25,138 debt increase on equipment loan.

CAPITAL  EXPENDITURES

The  Company had no capital expenditures in the three months ended May 30, 2002.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  May  31,  2002,  the  Company  had  two  employees.

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

-Western Rubber Products Ltd., a British Columbia corporation vs. Rubber Technology International, Inc., Trevor Webb, and Thomas L. Reichman. On April 22, 2002, plaintiffs filed suit in Los Angeles Superior Court alleging Breach of Contract and Breach of Written Guaranty. Plaintiff's complaint seeks $157,884.39 in damages in the aggregate. Although the Company strongly denies the claims and plans to vigorously defend it's position, it cannot guarantee that a favorable outcome will be obtained.

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


                              RUBBER TECHNOLOGY INTERNATIONAL, INC.


                              By /s/ Trevor Webb
                              -----------------------------
                              Trevor Webb
                              President, Chief Executive Officer,
                              & Chief Financial Officer



                              By /s/ Tom Reichman
                              -----------------------------
                              Tom Reichman
                              Chief Operating Officer

Dated: 8/14/02