Form 10QSB
period 2002-08-31
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2002-11-18
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended August 31, 2002

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

      TITLE OF EACH CLASS OF COMMON STOCK OUTSTANDING AS NOVEMBER 12 , 2002
      ---------------------------------------------------------------------
                   COMMON STOCK, $0.0001 PAR VALUE 86,554,729

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

INDEX

                      RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

          Consolidated  Balance  Sheet  at  August  31,  2002  and
            August  31,  2001

          Consolidated  Statements  of  Operations  three
            Months  ended  August31,  2002  and  August  31,  2001

          Consolidated  Statements  of  Cash  Flows  six  months
            ended  August  31,  2002  and  August  31,  2001

          Notes  to  Consolidated  Financial  Statements

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





                RUBBER TECHNOLOGY INTERNATIONAL, INC.
                        BALANCE SHEETS

                            ASSETS

                                       AUGUST 31,    NOVEMBER 30,
                                              2002            2001
                                       ------------  --------------
CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . .  $    59,759   $      28,341
Accounts Receivable . . . . . . . . .                      197,867
Notes Receivable. . . . . . . . . . .                    1,292,366
Prepaid Expenses. . . . . . . . . . .          855           5,985
Inventory . . . . . . . . . . . . . .                      295,756
                                       ------------  --------------

Total Current Assets. . . . . . . . .       60,614       1,820,315

Net Property and Equipment. . . . . .      952,056       1,050,596

OTHER ASSETS
Deposits. . . . . . . . . . . . . . .       11,724          80,144
Investments . . . . . . . . . . . . .    3,570,000       3,570,000
Due to Grant Claims LLC . . . . . . .    1,314,715
                                       ------------  --------------

Total Other Assets. . . . . . . . . .    4,896,439       3,650,144
                                       ------------  --------------

TOTAL ASSETS. . . . . . . . . . . . .  $ 5,909,109   $   6,521,055
                                       ============  ==============

CURRENT LIABILITIES
Accounts Payable and Accrued
Expenses. . . . . . . . . . . . . . .  $   377,087   $     840,042
Short-Term Notes Payable. . . . . . .      337,295       1,083,231
                                       ------------  --------------

Total Current Liabilities . . . . . .      714,382       1,923,273

LONG TERM LIABILITIES
Notes Payable-Unsecured, less
current portion . . . . . . . . . . .      397,585
Notes Payable-Secured, less
current position. . . . . . . . . . .      188,309
Notes Payable-Officers and
Shareholders. . . . . . . . . . . . .      367,434
Accrued Salaries to Officers. . . . .      378,860
Debenture Due . . . . . . . . . . . .      471,234
Long Term Debt. . . . . . . . . . . .      787,875

Total Long Term Debt. . . . . . . . .    1,803,422         787,875
                                       ------------  --------------

TOTAL LIABILITIES . . . . . . . . . .    2,517,804       2,711,148
                                       ------------  --------------

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value,
Authorized
150,000,000 shares; issued and
outstanding
86,554,729 shares . . . . . . . . . .        7,830           7,222
Additional Paid-In Capital. . . . . .    8,466,598       8,339,706
Accumulated deficit . . . . . . . . .   (5,083,123)     (4,537,021)
                                       ------------  --------------

TOTAL SHAREHOLDERS' EQUITY. . . . . .    3,391,305       3,809,907
                                       ------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY. . . . . . . . . . . . . . . .  $ 5,909,109   $   6,521,055
                                       ============  ==============


See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                     3 months       9 months      3 months      9 months
                                    August 31,     August 31,    August 31,    August 31,
                                          2002          2002          2001          2001
                                    ----------     ----------    ---------     ----------
                                     Unaudited      Unaudited    Unaudited      Unaudited
          $ . . . . . . . . . . .  $
REVENUES. . . . . . . . . . . . .  $    22,009   $    22,009

Cost of Revenue . . . . . . . . .       24,095        24,095

Loss from Operations. . . . . . .       (2,086)       (2,086)

Selling, General and
Administrative Expense. . . . . .       (5,593)     (223,521)     (160,342)     (675,576)

Unrealized Loss in Subsidiary . .     (621,225)     (621,225)

Other Income from Discounted
Payable . . . . . . . . . . . . .       82,802        82,802

Loss from Continuing Operations .     (546,102)     (764,030)     (160,342)     (675,576)

Loss from Discontinued Operations     (402,164)       (9,089)      (33,839)
                                    ----------     ----------    ---------     ----------

NET LOSS. . . . . . . . . . . . .  $  (546,102)  $(1,166,194)  $  (169,431)  $  (709,415
                                    ===========    ==========    ==========    ==========

Weighted average number of shares   86,554,729    86,554,729    72,160,940    70,051,137
                                    ===========    ==========    ==========    ==========

EARNINGS PER SHARE

LOSS FROM CONTINUING OPERATIONS .        -0.01         -0.01          0.00         -0.01
                                    ===========    ==========    ==========    ==========

Loss from discontinued operations         0.00          0.00          0.00          0.00
                                    ===========    ==========    ==========    ==========

NET LOSS. . . . . . . . . . . . .        -0.01         -0.01          0.00         -0.01
                                    ===========    ==========    ==========    ==========



 See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS





                                                9 months       9  months
                                         August 31, 2002  August 31, 2001
                                          ----------------  -------------
                                              Unaudited      Unaudited

Net Loss . . . . . . . . . . . . . . . .  $     (1,166,194)  $  (709,415)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES

Depreciation and Amortization. . . . . .            98,540       222,540
Accounts Receivable. . . . . . . . . . .         1,490,233      (563,670)
Inventory. . . . . . . . . . . . . . . .           295,756      (279,457)
Deposits . . . . . . . . . . . . . . . .            68,420       (14,103)
Prepaid Expenses . . . . . . . . . . . .             5,130      (206,309)
Accounts Payable . . . . . . . . . . . .          (462,955)      277,197
                                          ----------------  -------------

Net Cash (Used In) Operating Activities.           328,930    (1,273,217)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases and Installation of Equipment.                        (577,254)

Mineral Interest, net of non-controlling
interest . . . . . . . . . . . . . . . .          (694,623)      (86,412)
                                          ----------------  -------------

Net Cash Provided by (Used In) Investing
Activities . . . . . . . . . . . . . . .          (694,623)     (663,666)

CASH FLOWS FROM FINANCING ACTIVITIES

Short-Term Notes Payable . . . . . . . .          (745,936)      578,737
Notes Payable. . . . . . . . . . . . . .         1,015,546       106,214
Equipment Loan . . . . . . . . . . . . .                         336,145
Note Payable, Bank and Mineral Interest.                          16,886
Loan Principal Reduction . . . . . . . .                        (140,609)
Note and Salaries Payable-Officers . . .                          83,269
Proceeds from the Issuance of Securities           127,501       397,557
Proceeds from the Sale of Debentures . .                         524,807
                                          ----------------  -------------

Net Cash Provided by Financing
Activities . . . . . . . . . . . . . . .           397,111     1,903,006
                                          ----------------  -------------

NET INCREASE (DECREASE) IN CASH. . . . .            31,418       (33,877)

CASH, BEGINNING OF PERIOD. . . . . . . .            28,341        66,561
                                          ----------------  -------------

CASH, END OF PERIOD. . . . . . . . . . .  $         59,759   $    32,684
                                            ==============  =============



See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                       AUGUST 31, 2001 AND AUGUST 31, 2002

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

The Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of August 31, 2002, 86,554,729 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

                       ACCOUNTING POLICIES AND PROCEDURES

The consolidated financial statements of the Company are prepared using the accrual basis of accounting. The financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is addressing this going concern uncertainty by discontinuing its rubber recycling segment and subleasing the entire rubber recycling segment to Recovery Technology Group.

Property and equipment on the balance sheet is being subleased. For the quarter ended August 31, 2002, revenue is from sublease. Revenue, related costs, and expenses from the rubber recycling segment have been reclassified as discontinued operations.


                                                3 months           9 months          3 months         9 months
                                         August 31, 2002    August 31, 2001   August 31, 2001   August 31, 2001

REVENUES                                $                   $     530,140   $      1,040,262   $    1,804,673

COST OF GOODS SOLD                                                538,326            737,021        1,093,090

GROSS MARGIN (LOSS) INCOME                                         (8,186)           303,241          711,583

EXPENSES                                                         (393,978)          (312,330)        (745,422)

LOSS FROM DISCONTINUED OPERATIONS       $                   $    (402,164)  $         (9,089)  $      (33,839)

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

The purchase method of accounting was used to report this combination of assets. This method requires all common share valuations of Company stock, including Grant Claims, Inc.'s attributable owned shares, to be at current fair value, recordation of operations only subsequent to the combination of assets and consolidation of operations and recordation of the non-controlling interests at the non-owned percentage. The unrealized current value adjustment appears as other comprehensive gains or losses, as applicable, and net of applicable income taxes. Due to the Company's current tax position, the net of tax portion is deemed to be zero. The Company adjusted the $621,225 unrealized other comprehensive loss to zero and recorded a loss from continuing operations amounting to $621,225 for the quarter ended August 31, 2002.

                                LEASE COMMITMENTS

As of August 31, 2002, the Company is obligated under leases for facilities. Future minimum lease payments under these leases are:

                Term                               Minimum  Annual  Payment
----------------------------------------           ------------------------

 August  31,  2002  -  August  31,  2003                 160,674
 August  31,  2003  -  August  31,  2004                 163,025
 August  31,  2004  -  August  31,  2005                 167,950
 August  31,  2005  -  August  31,  2006                 172,925
 August  31,  2006  -  December  28,  2006                58,900
                                                      ----------
                                                      $  723,474
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

The agreement requires Recovery Technology Group to pay the Company $102,000 on March 2002, $11,000 every month from May 2002 to August 2002, and $26,000 per month thereafter until August 2007. Recovery Technology Group withheld certain payments because of uncertainties related to the Company's ability to continue as a going concern.


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

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE  MONTHS  ENDED  AUGUST 31, 2002 COMPARED TO THREE MONTHS ENDED  AUGUST 31,
2001

REVENUES - Revenues totaled $22,009 and $0 three months ended August 31, 2002 and August 31, 2001, respectively. Revenue for the current year is from a lease agreement with Recovery Technology Group, Inc. Revenue of the rubber recycling segment for the current and prior years were included in discontinued operations.

COST OF SALES - Cost of sales totaled $24,095 and $0 for the three-month periods ended August 31, 2002 and August 31, 2001, respectively. Cost of sales for the period ended August 31, 2002 were comprised of equipment leases totaling $24,095. As a percentage of total revenues, cost of sales was 109% and 0% and, resulting in apparent gross margins of (9%) and 0% for the periods ended August 31, 2002 and August 31, 2001, respectively. Cost of sales of the rubber recycling segment for the current and prior years were included in discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $5,593 and $160,342 for the three month periods ended August 31, 2002 and August 31, 2001, respectively. In the period ended August 31, 2002, legal expenses totaled $5,000. The net losses were $1,166,194 and $169,430 for the three-month periods ended August 31, 2002 and August 31, 2001, respectively.

ASSETS AND LIABILITIES - Cash balance as of August 31, 2002 increased to $59,759 from August 31, 2001, of $ 32,684. In addition, Inventory and Account receivable decreased to zero balances respectively, from $ 428,017 and $ 608,324 per August 31, 2001. Accounts payable decreased to $377,087 per August 31, 2002, from $817,415, August 31, 2001. This decrease was attributable to complete sale and distribution of inventory and receipt of all accounts receivable. Short term notes payable decreased $584,380 for the same period. The long-term liabilities decreased $154,595 from $ 1,958,016 to $ 1,803,421 as of August 31, 2001 and
August  31,  2002  respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $31,318 in the nine month period ending August 31, 2002 resulting from $328,930 of cash provided by the Company's operating activities, ($694,623) in cash used in the Company's investment activities and $397,111 provided by the Company's financing activities.

CASH FLOWS FROM OPERATIONS - Net cash provided by operating activities of $328,930 in the nine month period ended August 31, 2002 was primarily due to a net consolidated loss of $1,166,194, a $295,756 decrease in inventory and $73,550 decrease in other assets, all offset by a $98,540 provision for depreciation and amortization, a $462,955 decrease in accounts payable and accrued expenses.

CASH FLOWS FROM INVESTING - Net cash used by the Company's investing activities of $694,623 in the nine month period ended August 31, 2002 was primarily due to an unrealized loss in subsidiary.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $397,111 in the nine month period ended August 31, 2002 funded $60,000 in debt debenture, $67,500 conversion of unsecured debt to common stock, and $269,610 net increase in notes payable.

CAPITAL  EXPENDITURES

The Company had no capital expenditures in the three months ended August 30, 2002.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  August  31,  2002,  the  Company  had  2  employees.

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

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit 99.1 Certification of Officers

(b)  Reports  on  Form  8-K

On May 7, 2002, the Company filed a Current Report on Form 8-K regarding the finalization of the lease of its Los Angeles, California production facilities to Recovery Technologies Group, Inc., a Delaware corporation

On October 29, 2002 the Company filed a Form 8-K relating to the resignation of John P. Semmens as the Company's accountant.

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

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.



By  /s/  Trevor  Webb
-----------------------------
Trevor  Webb
President  &  Chief  Financial  Officer


By  /s/  Tom  Reichman
-----------------------------
Tom  Reichman
Chief  Operating  Officer


Dated:  November  15,  2002