Form 10KSB
period 2002-11-30
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2003-04-08
CIK 1083449

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
            Act  of  1934

            For  the  fiscal  year  ended  November  30,  2002

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

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $100,000

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $33,999 as of March 31, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 84,997,035

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

                                     PART  I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

     On May 7, 2002 the Company filed a Form 8-K finalizing the lease of its Los Angeles, California facilities to Rubber Technology Group, a Delaware Corporation that is not related to the Company. The Company's principal line of business is the leasing of its Los Angeles tire recycling and crumb rubber facility. The leasing of the facility provides the Company with revenues and eliminates overhead resulting from the operation.


    Rubber Technology International, Inc. ("RTEK") was a recycler of waste tires and producer of recycled molded rubber products. RTEK a Nevada Corporation currently based in Los Angeles, California. RTEK's prior principal line of business involved accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products.

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

     In 1997, RTEK, (which at the time was designated Sunshine Capital, Inc., a Florida corporation ("SCI")), acquired all of the outstanding common stock of Old RTI in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition was treated as the acquisition of SCI (the Registrant) by Old RTI.

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

BUSINESS  OF  THE  COMPANY

     Tire  Recycling  Operations

Recovery Technology Group leases RTEK's Los Angeles tire recycling and crumb rubber facility. Except for its leasing activity, RTEK has discontinued its tire recyling operations.

     Sand  Related  Operations

The Company's subsidiary did not mine any sand for the fiscal year ended November 30, 2002. The subsidiary is not operating the sand pit. The sand pit did not have any cash inflow for the fiscal year ended November 30, 2002.

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

The Bureau of Land Management permits only 5 acres at a time can be disturbed for mineral rights. The operator is required to reclaim the land. The BLM will perform an environmental assessment and approve the operator's reclamation.

RISKS  RELATED  TO  THE  COMPANY'S  FINANCIAL  CONDITION

     The Company has a history of incurring losses, which have resulted in the independent accountants' issuing opinions containing doubts about the Company's ability to continue as a going concern.

     The Company has recurring losses sine its inception. For the last two fiscal years ended Novermber 30, 2002 and 2001, the Company sustained net losses of $5,806,345 and $1,456,706, respectively. The Company had a working capital deficit of $2,538,000 at November 2002 compared to $103,000 at November, 2001. The Company's operation continuously depends on proceeds from private placement of securities.

RISKS  RELATED  TO  DEBT  AND  EQUITY

     The Company has debt that is convertible to common stock. The Company is listed in the Over the Counter Bulletin Board (OTCBB). OTCBB will be phased out in 1993. The Company will be potentially harmed by the implementation of the BBX if the Company fails to meet the listing requirements and its securities will be demoted to the pink sheets. There can be no assurance that the Company will be able to meet the listing requirements of BBX.

RISKS  RELATED  TO  THE  FACILITY-LEASING  BUSINESS

     The Company's main business is leasing of the tire recycling and crumb rubber facility. As the result, its revenue largely depends on the lessee of the facility, Recovery Technology Group.

RISKS  RELATED  TO  THE  MANAGEMENT

     The Company's success is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on the Company.

     The Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of the Company's directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, the Company's By-Laws require the Company to indemnify any of its directors, officers, employees or agents to the full extent permitted by Delaware law. As a result of such provisions in the Certificate of Incorporation and the Bt-Laws, stockholders may be unable to recover damages against its directors and officers for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties. This may reduce the likelihood of stockholders instituting derivative litigation against directs and officers and may discourage or deter stockholders from suing its directors, officers, employees and agents for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

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

- Asphalt Products Corporation v. Rubber Technology. On March 7, 2002, plaintiffs filed a claim against the Company alleging causes of actions for in District Court, Clark County, Nevada alleging that the Company failed to pay for products delivered. The complaint seeks damages in the amount of $42,000. The Company settled this case in the second quarter of 2002 without a material adverse effect on its financial position or results or operations

- Western Rubber Products Ltd. Filed a claim against the Company in the third quarter of 2002. The Company settled the case on February 13, 2002 at less than the recorded amount.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the the year ended November 30, 2002. Also the Company did not have any meetings of shareholders in the fiscal year ended November 31, 2002.

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


       CALENDAR                                      BID  PRICES
         YEAR           PERIOD                   HIGH          LOW

         1999          First  Quarter           $1.19          $0.27
                       Second  Quarter          $0.31          $0.09
                       Third  Quarter           $0.13          $0.07
                       Fourth  Quarter          $0.27          $0.04

         2000          First  Quarter           $0.43          $0.11
                       Second  Quarter          $0.26          $0.08
                       Third  Quarter           $0.51          $0.13
                       Fourth  Quarter          $0.35          $0.09

         2001          First  Quarter           $0.08          $0.18
                       Second  Quarter          $0.07          $0.12
                       Third  Quarter           $0.04          $0.10
                       Fourth  Quarter          $0.03          $0.07

         2002          First  Quarter           $0.043         $0.0190
                       Second  Quarter          $0.039         $0.0040
                       Third  Quarter           $0.011         $0.0010
                       Fourth  Quarter          $0.001         $0.0001

     On March 31, 2003, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.0004.

NUMBER  OF  SHAREHOLDERS

     The number of beneficial holders of record of the Common Stock of the Company as of the close of business on March 31, 2003 was approximately 159. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

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

On March 6, 2002, the Company issued an aggregate of 4,128,287 shares of common stock to three of the investors upon conversion of an aggregate of $60,000 of the Debenture at the rate of $0.0152 per share. The issuance of the Debentures and the underlying shares was a private transaction without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

On July 1, 2002, the Company issued an aggregate of 2,083,333 shares of common stock to one of the investors upon conversion of an aggregate of $8,000 of the Debenture at the rate of $0.00384 per share. The issuance of the Debentures and the underlying shares was a private transaction without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

On October 30, 2002, the Company issued an aggregate of 865,547 shares of common stock to three of the investors upon conversion of an aggregate of $1,523 of the Debenture at the rate of $0.00176 per share. The issuance of the Debentures and the underlying shares was a private transaction without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

The decision to lease the Los Angeles facility came after months of exploration into alternative restructuring of financing and exploring possible offers for acquisition of the Company. The Company's attempt to develop alternative financial options to cover its cash shortfall which resulted from last year's order cancellations and postponements, were not successful. The market conditions for crumb rubber in California had lead the Company to seek an agreement to put a stop to the continual monthly losses. The Company believed the agreement with RTG will prove to be the most favorable option for RTI at this time. Under the terms of the agreement, RTI had agreed to lease its Los Angeles crumb rubber production facility to RTG on a long-term basis. On May 7, 2002 the Company filed a Form 8-K finalizing the lease with RTG.

RESULTS  OF  OPERATIONS

This discussion regarding the Company's results of operations reflects operations for the year ended November 30, 2002 is not comparable to November 30, 2001 because the Company discontinued its operations and subleased its facilities. Revenue, cost of sales, and related expenses were reclassified as discontinued operations.

Cost  of  revenue  are  expenses  directly  related  to  lease  income.

Selling, general and administrative expenses consist of corporate expenses and all administrative personnel and expenses to support the Company's operations.

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

RESULTS OF OPERATIONS -- TWELVE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO TWELVE MONTHS ENDED NOVEMBER 30, 2001

REVENUES - Sublease revenues totaled $100,000 for the fiscal year ended November 30, 2002. During the period ended November 30, 2002, the Company subleased its tire recycling facility

COST  OF  REVENUE  -  Cost of revenue totaled $145,642 for the fiscal year ended
November  30,  2002.   Cost  of  sales for November 30, 2001 was reclassified as
discontinued  operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $ 486,234 for the fiscal year ended November 30, 2002 and $1,085,697 for the fiscal year ended November 30, 2001. The decrease was attributable to a change in the Company's operations. Certain expenses were reclassified as discontinued operations.

ASSETS AND LIABILITIES - Assets decreased $5,715,875 from $6,521,055 as of November 30, 2001 to $805,180 as of November 30, 2002. The decrease is primarily attributable to the $4,884,715 write down of the investment in Grant Claim Inc. The account receivables for November 30, 2002 and November 30, 2001 were $0 and $197,86 respectively, in addition to a $295,756 decrease in inventory when all operations were subleased to Rubber Technology Group.

Liabilities decreased from $2,711,148 as of November 30, 2001 to $2,664,595 as of November 30, 2002. This increase is primarily attributable to increases in accounts payable and accrued expenses of $184,704 and repayment of debt of $60,292.

SHAREHOLDERS' EQUITY - Shareholders' equity decreased from $3,809,907 as of November 30, 2001 to ($1,859,415) deficit as of November 30, 2002. This $5,669,322 decrease is attributable to the operating net losses for the twelve months ended November 30, 2002 of $5,806,345.

LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $28,222 in the twelve month period ending November 30, 2002 resulting from $60,292 of cash used in the Company's financing activities offset by $34,476 of cash provided by operating activities and $2,4006 cash used in investing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of $34,476 in the twelve-month period ended November 30, 2002 was primarily due to a net loss of $5,806,345, an decrease of inventory of $295,756, all partially offset by an increase of accounts payable and accrued expenses of $184,704, $226,578 in depreciation and amortization.

CASH FLOWS FROM INVESTING - Net cash used in investing activities of $2,406 in the twelve-month period ended November 30, 2002 funded by operating activities.

CASH FLOWS FROM FINANCING - Net cash used in financing activities of $60,292 in the twelve-month period ended November 30, 2002 was for repayment of debt. The issuance of stock and conversion of debentures to common stock are noncash transactions listed in the statement of stockholders deficit.

CAPITAL  EXPENDITURES

The Company did no expended any funds in the twelve months ended November 30, 2002 to purchase additional equipment in connection with the expansion of its business.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  November  30,  2002,  the  Company  had  2  part  time  employees.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The former accountant, John Semmens CPA, resigned on October 25, 2002. The former accountant's reports for the year ended November 30, 2001 contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

A new accountant, Vasquez & Company LLP was hired on November 1, 2002. The new accountant was not consulted regarding the application of accounting principles to a specific completed or contemplated transaction, nor the type of audit opinion that might be rendered on the small business issuer's financial statements and neither written nor oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM  7  FINANCIAL  STATEMENTS

Vasquez  &  Company  LLP
Certified  Public  Accountants  and  Business  Consultants

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors  and  Stockholders
Rubber  Technology  International,  Inc.


We have audited the accompanying balance sheet of Rubber Technology International, Inc. as of November 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rubber Technology International, Inc. for the year ended November 30, 2001, were audited by other auditors whose report, dated April16, 2002, on those statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rubber Technology International, Inc. as of November 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


March  31,  2003

/s/  Vasquez  &  Company  LLP
Los  Angeles,  California

510  West  Sixth  Street,  Suite  400  -  Los  Angeles  California  90014-1315
www.vasquezcpa.com  213-629-9094  -  FAX  213-489-2995
Member  AICPA  Division  of  Firms     SEC  Practice  Section

                 JOHN  P.  SEMMENS  CPA,  A  PROFESSIONAL  CORPORATION
        30448  RANCHO  VIEJO  ROAD,  SUITE  130,  SAN  JUAN CAPISTRANO, CA 92675
                     PH:  (949)  443-0641,  FAX  (949)  443-0642


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


/s/  JOHN  P.SEMMENS
John  P  Semmens,  CPA
San  Juan  Capistrano,  California

                     RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.

                                  BALANCE  SHEET

                                              NOVEMBER, 30
                                                    2002
                                            -------------
                         ASSETS
CURRENT ASSETS
Cash                                        $        119
Prepaid Expenses                                     855
                                            -------------

  Total Current Assets                             3,268

Net Property and Equipment                       792,482

OTHER ASSETS
Deposits                                          11,724
                                            -------------

  Total Other Assets                              11,724
                                            -------------

TOTAL ASSETS                                $    805,180
                                            =============

LIABILITIES & EQUITIES

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses       $    428,355

Payroll tax payable                        69,030

Accrued salaries to employee/shareholder  459,860

Debenture Due                             461,711

Short-Term Notes Payable                       1,122,540
                                            -------------

  Total Current Liabilities                    2,541,496
                                            -------------

LONG TERM LIABILITIES

Long term debt                                   123,099
                                            -------------

  Total Long Term Debt                           123,099
                                            -------------

TOTAL LIABILITIES                              2,664,595
                                            -------------

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, authorized
150,000,000 shares; issued and outstanding
  80,381,488 shares                                8,125
Additional Paid-In Capital                     8,475,826
Accumulated deficit                          (10,343,366)
                                            -------------

TOTAL SHAREHOLDERS' EQUITY                    (1,859,415)
                                            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $    805,180
                                            =============



See  accompanying  notes  and  accountant's  audit  report.

                           RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                              STATEMENTS  OF  OPERATIONS
                TWELVE  MONTHS  ENDED  NOVEMBER  30,  2002  AND  2001

                                                2002          2001
                                         ------------  ------------

REVENUES                                 $   100,000   $

Cost of Revenue                             (145,642)

Loss from Operations                          45,642

Selling, General and Administrative Exp     (486,034)   (1,085,697)

Unrealized Loss in Subsidiary             (4,884,715)

Other Income from Discounted Payable           1,365

Loss from Continuing Operations           (5,415,026)   (1,085,697)

Loss from Discontinued Operations           (391,319)     (371,009)
                                         ------------  ------------

NET LOSS                                 $(5,806,345)  $(1,456,706)
                                         ============  ============

WEIGHTED AVERAGE OF NUMBER OF SHARES      78,029,974    70,372,271
                                         ============  ============

Earnings per Share
Loss from Continuing Operations              (0.0744)      (0.0154)
Loss from Discontinued Operations            (0.0050)      (0.0053)
                                         ------------  ------------
Net Loss                                     (0.0794)      (0.0207)
                                         ============  ============

See  accompanying  notes  and  accountant's  audit  report.

                   RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                         STATEMENTS  OF  CASH  FLOWS
             TWELVE  MONTHS  ENDED  NOVEMBER  30,  2002  AND  2001

                                                            2002          2001
                                                     ------------  ------------

Net Loss                                             $(5,806,345)  $(1,456,706)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and Amortization                            226,578       313,906
Loss from investment in subsidiary    4,862,366
Accounts Receivable                                      197,867      (175,963)
Inventory                                                295,756      (147,196)
Deposits                                                  68,420       (69,331)
Prepaid Expenses                                           5,130        19,846
Accounts Payable                                          (4,984)      195,762
Accrued Liabilities                                      199,344       126,492
Payroll Taxes Payable                                     (9,656)       66,719
                                                     ------------  ------------

Net Cash Provided by (Used In) Operating Activities       34,476    (1,126,471)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                   (2,406)     (579,362)
Notes Receivable                                         (89,595)
Investments                                               22,295
                                                     ------------  ------------

Net Cash (Used in) Investing Activities                   (2,406)     (646,662)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Principal Reduction                                 (60,292)     (723,614)
Proceeds from the Issuance of Securities                               397,558
Proceeds from the Sale of Debentures                                 2,060,969
                                                     ------------  ------------

Net Cash Provided by (Used in) Financing Activities      (60,292)    1,734,913

NET INCREASE (DECREASE) IN CASH                          (28,222)      (38,220)

CASH, BEGINNING OF YEAR                                   28,341        66,561
                                                     ------------  ------------

CASH, END OF YEAR                                    $       119   $    28,341
                                                     ============  ============

See  accompanying  notes  and  accountant's  audit  report.

                RUBBER  TECHNOLOGY INTERNATIONAL,  INC.
               STATEMENT  Of  STOCKHOLDERS' DEFICIT
              TWELVE  MONTHS  ENDED NOVEMBER 30,  2002

                                                       ADDITIONAL                 TOTAL
                            NUMBER       COMMON        PAID-IN     RETAINED       STOCKHOLDERS
                            OF SHARES    STOCK         CAPITAL     EARNINGS       EQUITY
                            -----------  ------------  ----------  -------------  --------------

BALANCE NOVEMBER 30, 2001   72,232,368   $     7,222   $8,339,706  $ (4,537,021)  $   3,809,907

NET INCOME (LOSS)                                                    (5,806,345)     (5,806,345)

Common stock for services    1,937,500           194       67,306                        67,500
Conversion of debentures     4,128,287           413       59,587                        60,000
Conversion of debentures     2,948,880           295        9,228                         9,523
                            -----------  ------------  ----------  -------------  --------------

BALANCE NOVEMBER 30, 2002   81,247,035   $     8,124   $8,475,827  $(10,343,366)  $  (1,859,415)
                            ===========  ============  ==========  =============  ==============

See  accompanying  notes  and  accountant's  audit  report.

                      RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                                NOVEMBER  30,  2002


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

     The Company is currently authorized to issue up to 150,000,000 shares of common stock, $0.0001 par value. As of November 30, 2002, 81,247,035 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.


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

The Company subleased its facilities in the third quarter of its fiscal year ended November 30, 2002.

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

The Company tested its investment in Grant Claims Inc. for impairment. The subsidiary has negative cash flows and no expected future cash inflows. The investment in Grant Claims Inc was written down to zero.

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

NOTE  3  -  LONG  TERM  LIABILITIES

     The Company is obligated under three loans, which are secured by its production and other assets. Two loans are renewable every six months. One loan is fully amortized and is due May 27, 2006 with minimum annual payments as follows:
     November  30,  2003               57,177
     November  30,  2004               57,177
     November  30,  2005               57,177
     November  30,  2006                8,745
     Total                            180,246

Interest  rates  for  the  three  loans  range  from  6.75%  to  9.0%

     Liabilities due officers do not have a current demand element within their repayment terms but have been classified as current.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

     Short-term liabilities include $358,167 due an officer/shareholder arising from monetary investments into the Company and $459,860 in accrued salaries due officers.

Officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE  5  -  LEASE  COMMITMENTS

As of November 30, 2002, the Company is on a month-to-month lease for its production facilities.

NOTE  6  -  SUBLEASE  REVENUE

On April 30, 2002, the Company signed a lease agreement with Recovery Technology Group, Inc. for the lease of its Los Angeles facility. The term of the lease is 5 years with an option to extend for an additional 5 years or to purchase the facility. The monthly rent is $11,000 every month from May 2002 to August 2002 and $26,000 every month until August 2007.

NOTE  7  -  CONVERTIBLE  DEBT

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


NOTE  8  -  DISCONTINUED  OPERATION

Except for its leasing activity, the Company has discontinued its tire recycling operations.

Property and equipment on the balance sheet is being subleased. For the quarter ended August 31, 2002, revenue is from sublease. Revenue, related costs, and expenses from the rubber recycling segment have been reclassified as discontinued operations.


                                    November 30, 2002    November 30, 2001
                                    ------------------   -------------------
Revenues                            $          530,140   $        2,302,411

Cost of Goods Sold                             538,326            1,821,355

Gross Margin Income (Loss)                      (8,186)             481,056

Expenses                                      (383,133)            (852,065)

Loss From Discontinued Operations   $         (391,319)  $         (371,009)


NOTE  9  -  SIGNIFICANT  FORTH  QUARTER  ADJUSTMENTS

The  Company  made  the  following  adjustments  in  the  fourth  quarter

Write  down  of  investment  in  Grant  Claims  Inc          $4,884,715
Reduction  of  income  from  discounted  payables                 81,437

NOTE  10  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with general accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained significant operating losses for the years ended November 2002 and 2001. In addition, the Company has used substantial amounts of working capital in its operations.
Furthermore, at November 30, 2002 and 2001, current liabilities exceeded currents assets by $2,540,522 and $103,000, respectively. Also at November 30, 2002, the Company had a retained earnings deficit. In view of these matters, realization of a major portion of assets in the accompanying balance sheets is dependant upon continued operations of the Company, which in turn is dependant upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management has taken steps to reduce costs, and promote profitability and liquidity in past fiscal periods, and contemplates similar steps in future fiscal periods. By closing many of the Company's unprofitable operation, the Company has been able to redirect significant attention and focus its core business to the sublease of its tire recycling facilities. In addition, the reduction of total employee workforce and management's continued monitoring of variable costs has had some effect on general efficiency and a decrease in selling, general, and administrative expenses. While management makes no guarantees that the steps it has taken (or will take) shall be successful, it believes that the actions presently being taken to revise the Company's operations and financial requirements provide the opportunity of the Company to continue as a going concern.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company as of March 31, 2003, are as follows:

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended November 30, 2002, the Company's officers, directors and greater than ten percent shareholders filled all reports required under Section 16(a).

ITEM  10.  EXECUTIVE  COMPENSATION


     The Company does not have employment contracts with any of its management personnel.

SUMMARY  COMPENSATION  TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2002, 2001, 2000, and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.


                                       SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                LONG  TERM  COMPENSATION
                                         ----------------------                AWARDS           PAYOUTS
                                                                            -------------------------------
                                                           OTHER          RESTRICTED  SECURITIES              ALL
NAME AND                                                   ANNUAL         STOCK       UNDERLYING    LTIP      OTHER
PRINCIPAL                      SALARY        BONUS         COMPENSATION   AWARDS      OPTIONS       PAYOUTS   COMPESATION
POSITION             YEAR      ($)           ($)           ($)            ($)         SARS (#)      ($)       ($)
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Trevor L. Webb
(President,
CEO)               2002        108,000 (4)     -0-             -0-            -0-         -0-         -0-         -0-
                  (11/30)

                   2001        144,000 (1)     -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2000         68,000         -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   1999        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

-------------------------------------------------------------------------------------------------------------------------
Thomas L.
 Reichman
(COO)*             2002         45,000 (4)     -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2001        119,696 (2)     -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2000         77,200         -0-             -0-          10,000        -0-         -0-         -0-
                 (11/30)

                   1999        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)
-------------------------------------------------------------------------------------------------------------------------
Fred Schmidt
(CFO)*             2002        -0-             -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2001        101,850 (3)     -0-             -0-            -0-         -0-         -0-         -0-
                 (11/30)

                   2000         85,000         -0-             -0-          20,000        -0-         -0-         -0-
                 (11/30)

                   1999
                 (11/30)        58,448         -0-             -0-            -0-         -0-         -0-         -0-
-------------------------------------------------------------------------------------------------------------------------

* No longer with the Company.
(1) Of this, $127,000 consists of accrued but unpaid salary.
(2) Of this, $76,915 consists of accrued but unpaid salary.
(3) Of this, $49,518 consists of accrued but unpaid salary.
(4) Accrued but unpaid salary.


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                                               PERCENT OF TOTAL
                  NUMBER OF SECURITIES       OPTIONS/SAR'S GRANTED
                       UNDERLYING            TO EMPLOYEES IN FISCAL   EXERCISE OF BASE PRICE
NAME             OPTIONS/SAR'S GRANTED (#)            YEAR                   ($/SH)            EXPIRATION DATE
---------------  -------------------------  -----------------------  ------------------------  ---------------
Trevor L. Webb            None                        N/A                      N/A                    N/A
(President, CEO)

Thomas L. Reichman (COO)* None                        N/A                      N/A                    N/A

Fred Schmidt (CFO)*       None                        N/A                      N/A                    N/A



                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                 NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED IN
                 SECURITIES UNDERLYING   THE-MONEY OPTION/SARS
                 SHARES ACQUIRED ON      VALUE                     OPTIONS/SARS AT FY-END (#)  AT FY-END ($)
NAME             EXERCISE (#)            REALIZED ($)              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------  ----------------------  ------------------------  --------------------------  --------------------------
Trevor L. Webb           N/A                     N/A                      None                         N/A
(President, CEO)

Thomas L. Reichman       N/A                     N/A                      None                         N/A
(COO)*

COMPENSATION  OF  DIRECTORS

     Directors were not separately compensated for their services in the year ended November 30, 2002.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of March 31, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                                    COMMON STOCK  PERCENT OF
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER        OUTSTANDING  OUTSTANDING
----------------------- ------------------------------------        ----------   ------------
Common Stock            Trevor L. Webb (1)                           5,888,792        7.25%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Thomas L. Reichman (3)                          40,000        Less than 1%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            James Mason (3)                                      0        0.00%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Fred Schmidt (3)                               108,142        Less than 1%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Grant Claims, Inc.                          12,700,000       15.63%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            Anne Gogstad (2)                            13,845,926       24.07%
                        3185 East Washington Blvd.,
                        Los Angeles
----------------------- ------------------------------------        ----------   ------------
Common Stock            All Directors and Officers as a Group
                        (2 Persons in total)                        13,108,203        15.42%
----------------------- ------------------------------------        ----------   ------------

(1) Includes 2,955,925 shares of the Company's Common Stock held by Grant Claims, Inc., a Nevada corporation and 862,807 shares held by the Webb Family Trust, of which Mr. Webb is the trustee. Mr. Webb owns 23.275% of the outstanding shares of Grant Claims, Inc.

(2) Includes 2,955,925 shares of the Company's Common Stock held by Grant Claims, Inc., a Nevada corporation. Ms. Gogstad owns 23.275% of the outstanding shares of Grant Claims, Inc.

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

     The Company's officers from time to time advances funds to the Company on a no-interest basis. As of November 30, 2002, the Company has an outstanding balance owed to Mr. Webb in the amount of $557,224.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

*3.2          Articles  of  Amendment  of the Company changing Company's name to
               Rubber  Technology  International,  Inc.

*3.3          Bylaws  of  the  Company

23.1          Consent  of  John  P.  Semmens, CPA, independent public accountant

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

On May 7, 2002 the Company filed a Form 8-K finalizing the lease of its Los Angeles, California facilities to Rubber Technology Group, a Delaware Corporation that is not related to the Company.

On October 17, 2002 the Company filed a Form 8-K announcing the resignation of John P. Semmens CPA as independent public accountant.

On April 7, 2003 the Company filed a Form 8-K/A announcing the hiring of Vasquez & Company LLP as independent public accountants.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 7,  2003

                      RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.
                                  (Registrant)

By:  /s/  Trevor  L.  Webb
Trevor  L.  Webb
President  and  Chief  Executive  Officer  and  Director



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Capacity                        Date
------------------          --------                        -----

/s/  Trevor  L.  Webb           Director                   April 7,  2003

                             Certification  Pursuant  to
18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Rubber Technology International, Inc. (the "Company") on Form 10- KSB for the year ended November 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Trevor Webb, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to '302 and promulgated as 18 USC 1350 pursuant to '906 of the Sarbanes-Oxley Act of 2002, that:

The  Report  referenced  above  has  been  read and reviewed by the undersigned.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present, in all material aspects, the financial condition and results of operations of the Company as of and for the year ended November 30, 2002.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/  Trevor  Webb
Trevor  Webb
Chief  Executive  Officer

Dated:  April  2,  2003