Form 10QSB
period 2003-02-28
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2003-06-12
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended February 28, 2003

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

         Title of each class of Common Stock Outstanding as June 2, 2003
                   Common Stock, $0.0001 par value 84,997,035

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

INDEX

                      RUBBER  TECHNOLOGY  INTERNATIONAL,  INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

          Consolidated  Balance  Sheets  at  February  28,  2003  and
            November  30,  2002

          Consolidated  Statements  of  Operations  three
            Months  ended  February  28,  2003  and  February  28,  2002

          Consolidated  Statements  of  Cash  Flows  three  months
            ended  February  28,  2003  and  February  28,  2002

          Notes  to  Consolidated  Financial  Statements

Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
            Results  of  Operations

Item  3.  Controls and Procedures.

                          PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                            February 28,    November 30,
CURRENT ASSETS                                       2003            2002
                                            -------------   --------------
                                               Unaudited

Cash                                        $       3,255   $         119
Prepaid Expenses                                      855             855
                                            -------------   --------------

Total Current Assets                                4,110             974

Net Property and Equipment                        737,082         792,482

OTHER ASSETS
Deposits                                           11,724          11,724
                                            -------------   --------------

TOTAL ASSETS                                $     752,916   $     805,180
                                            =============   ==============

CURRENT LIABILITIES
Accounts Payable and Accrued
Expenses                                    $     427,182   $     428,355
Payroll Taxes Payable                              69,030          69,030
Accrued Salaries to Employee/Shareholder          459,860         459,860
Debenture Due                                     461,711         461,711
Short-Term Notes Payable                        1,137,423       1,122,540
                                            -------------   --------------

Total Current Liabilities                       2,555,206       2,541,496

Long Term Debt                                    117,613         123,099
                                            -------------   --------------

TOTAL LIABILITIES                               2,672,819       2,664,595
                                            -------------   --------------

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value,
authorized 150,000,000 shares;
issued and outstanding 84,997,035
shares                                              8,125           8,125
Additional Paid-In Capital                      8,475,826       8,475,826
Accumulated deficit                           (10,403,854)    (10,343,366)
                                            -------------   --------------

TOTAL SHAREHOLDERS' EQUITY                     (1,919,903)     (1,859,415)
                                            -------------   --------------

Total Liabilities and Shareholders' Equity  $     752,916   $     805,180
                                            =============   ==============





See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                   3 months       3 months
                                                February 28,   February 28,
                                                        2003          2002
                                              --------------  -------------
                                                 (Unaudited)    (Unaudited)

REVENUES                                       $      91,472   $

Cost of Revenue                                      (34,094)
                                              --------------  -------------

Income from Operations                                57,378

Selling, General and Administrative Expenses        (117,866)     (271,036)
                                              --------------  -------------

Loss from Continuing Operations                      (60,488)     (271,036)

Loss from Discontinued
Operations                                          (109,017)
                                              --------------  -------------

NET LOSS                                       $     (60,488)  $  (380,053)
                                              ==============  =============

Weighted Average Number of
Common Shares Outstanding                         84,997,035    82,426,442

Earnings per Share:
Loss from Continuing Operations                $       .0007   $    0.0033
Loss from Discontinued Operations              $               $    0.0013

Net Loss                                       $       .0007   $    0.0046





 See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS







                                                    3 months      3 months
                                             February 28, 2003  February 28, 2002
                                           -------------------   ----------
                                               (Unaudited)       (Unaudited)

Net Loss                                    $          (60,488)  $(380,053)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES

Depreciation and Amortization                           55,400      65,845
Accounts Receivable                                                  8,079
Inventory                                                          234,776
Prepaid Expenses                                                     2,565
Payroll Tax Liability                                              (62,106)
Accounts Payable and Accrued Expenses                   (1,173)    (67,973)
Accrued Salaries to Officer                                         88,688
Other Assets                                                        68,400
                                           -------------------   ----------

Net Cash (Used In) Operating Activities                 (6,261)    (41,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                               (750)
Asset Combination with Grant Claims,Inc.                           (16,100)
Conversions of Unsecured Debt to Common
Shares                                                              67,306
Capital Stock                                                          194
                                           -------------------   ----------

Net Cash Provided by (Used In) Investing
Activities                                                          50,650
                                           -------------------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Due Shareholder and Officer                        14,883      37,460
Promissory Notes                                        (5,486)    (14,807)
Capitol Resource Factoring                                         (68,584)
Due Southland Secured Note                                          (3,680)
                                           -------------------   ----------

Net Cash Provided by Financing Activities                9,397     (49,611)
                                           -------------------   ----------

NET INCREASE (DECREASE) IN CASH                          3,136     (40,740)

CASH, BEGINNING OF PERIOD                                  119      28,341
                                           -------------------   ----------

CASH, END OF PERIOD                         $            3,255   $ (12,399)
                                           ===================   ==========



See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                           FEBRUARY 28, 2003 AND 2002

                     HISTORY AND ORGANIZATION OF THE COMPANY

On May 7, 2002, the Company filed a Form 8-K finalizing the lease of its Los Angeles, California facilities to Rubber Technology Group, a Delaware Corporation that is not related to the Company. The Company's principal line of business is the leasing of its Los Angeles tire recycling and crumb rubber facility. The leasing of the facility provides the Company with revenues and eliminates overhead resulting from the operation.

Rubber Technology International, Inc. ("RTEK") was a recycler of waste tires and producer of recycled molded rubber products. RTEK is a Nevada corporation and is currently based in Los Angeles, California. RTEK's prior principal line of business involved accepting waste tires from tire retailers, service stations, salvage yards, clean up jobs with governmental agencies, private individuals and companies and recycling them to produce a variety of molded rubber products.

The Company acquired the production rights to significant construction grade sand deposits located near Las Vegas, NV previously owned by Grant Claims, LLC, and intends to develop these resources towards the development of concrete and other building related products. The Company's subsidiary did not mine any sand for the fiscal year ended November 30, 2002. The Company tested its investment in Grant Claims Inc. for impairment. The subsidiary has negative cash flows and no expected future cash inflows. The investment in Grant Claims Inc was written down to zero for the fiscal year ended November 30, 2002.

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

The Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of February 28, 2003, 84,997,035 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

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

Property and equipment on the balance sheet is being subleased. For the quarter ended February 28, 2003, revenue is from sublease. Revenue, related costs, and expenses from the rubber recycling segment have been reclassified as discontinued operations.

                                     3 months
                            February 28, 2003
                                  -----------
REVENUES                           $  363,282

COST OF GOODS SOLD                  (399,488)

GROSS MARGIN (LOSS) INCOME           (36,566)

EXPENSES                             (72,451)
                                  -----------

LOSS FROM DISCONTINUED OPERATIONS  $(109,017)
                                  ===========


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

The purchase method of accounting was used to report this combination of assets. This method requires all common share valuations of Company stock, including Grant Claims, Inc.'s attributable owned shares, to be at current fair value, recordation of operations only subsequent to the combination of assets and consolidation of operations and recordation of the non-controlling interests at the non-owned percentage. After an impairment test, the investment in Grant Claims Inc was written down to zero for the fiscal year ended November 30, 2002.


                                LEASE COMMITMENTS

As of November 30, 2002, the Company is on a month-to-month lease for its production facilities.

On April 30th, 2002, the Company signed a lease agreement with Recovery Technologies Group, Inc., for the lease of its Los Angeles facility. The term of the lease is 5 years with an option to extend for an additional 5 years or to purchase the facility. The monthly rent is $ 26,000 and the agreement is retroactive to February 21st, 2002, at which time Recovery Technologies Group began operating.

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

Additionally, the company continues to maintain its mining rights through its 51 % ownership in Grant Claims, Inc. and plans to focus on initiating operation at the site. The investment was written down to zero for the fiscal year ended November 30, 2002. However, there can be no assurance that the Company's management resources or information systems will be sufficient to manage any future growth in the Company's business, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.


RESULTS  OF  OPERATIONS  OF  THE  COMPANY

THREE MONTHS ENDED February 28, 2003 COMPARED TO THREE MONTHS ENDED February 28, 2002

REVENUES - Revenues totaled $91,472 and $0 three months ended February 28, 2003 and February 28, 2002, 2001, respectively. Revenue for the current year is from a lease agreement with Recovery Technology Group, Inc. Revenue of the rubber recycling segment for the current and prior quarters were included in discontinued operations.

COST OF REVENUE - Cost of revenue totaled $34,094 and $0 for the three-month periods ended February 28, 2003 and February 28, 2002, respectively. Cost of revenue for the period ended February 28, 2003 was comprised of equipment leases totaling $34,094. As a percentage of total revenues, cost of revenue was 37% and 0% and, resulting in apparent gross margins of 63% and 0% for the periods ended February 28, 2003 and February 28, 2002, respectively. Cost of sales of the rubber recycling segment for the current and prior quarters were included in discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $117,866 and $271,036 for the three month periods ended February 28, 2003 and February 28, 2002, respectively. In the period ended February 28, 2003, legal expenses totaled $11,145. The net losses were $60,488 and $380,053 for the three-month periods ended February 28, 2003 and February 28, 2002, respectively.

ASSETS AND LIABILITIES - Assets decreased to $752,916 as of February 28, 2003. Assets as of November 30, 2002 were $805,180. The decrease was primarily due to accumulated depreciation of $55,400. Liabilities increased to $2,672,819 due to additional short term notes payable to officer/shareholder.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from ($1,859,415) as of November 30, 2002 to ($1,919,903) as of February 28, 2002. The decrease was substantially caused by the continued losses incurred by the company in its operations.


LIQUIDITY  AND  CAPITAL  RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $3,136 in the three months ended February 28, 2003, resulting from ($6,261) of cash used in the Company's operating activities, and $9,397 provided by financing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of ($6,261) was primarily due to a consolidated net loss of ($60,488), offset by a $55,400 provision for depreciation and a ($1,173) decrease in accounts payable and accrued expenses.

CASH FLOWS FROM INVESTING - The Company had no investing activities for the three months ended February 28, 2003.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $9,397 was funded by $14,883 short term notes payable from shareholder/officer, and cash was used in long term debt of $5,486.


CAPITAL  EXPENDITURES

The  Company  had no capital expenditures in the three months February 28, 2003.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  February  28,  2003,  the  Company  had  2  employees.

ITEM  3.  CONTROLS  AND  PROCEDURES

Trevor Webb, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Webb completed his evaluation.


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

- Asphalt Products Corporation v. Rubber Technology. On March 7, 2002, plaintiffs filed a claim against the Company alleging causes of actions for in District Court, Clark County, Nevada alleging that the Company failed to pay for products delivered. The complaint seeks damages in the amount of $42,000. The Company settled this case in the second quarter of 2002 without a material adverse effect on its financial position or results or operations.

- Western Rubber Products Ltd. Filed a claim against the Company in the third quarter of 2002. The Company settled the case at less than the recorded amount.


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

None.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

None.

(b)  Reports  on  Form  8-K

On April 7, 2003, the Company filed a Form 8-K/A announcing the hiring of a new accountant. Vasquez & Company LLP was hired on November 1, 2002. The new accountant was not consulted regarding the application of accounting principles to a specific completed or contemplated transaction, nor the type of audit opinion that might be rendered on the small business issuer's financial statements and neither written nor oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June  2,  2003

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

/s/  Trevor  L.  Webb           Director                   June  2,  2003

Certification  Pursuant  to  18  USC,  Section  1350,  as  Adopted  Pursuant  to
Sections  302  and  906  of  the  Sarbanes-Oxley  Act  of  2002

In connection with the Annual Report of Rubber Technology International, Inc. (the "Company") on Form 10-QSB for the quarter ended February 28, 2003 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Trevor Webb, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to '302 and promulgated as 18 USC 1350 pursuant to '906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present, in all material aspects, the financial condition and results of operations of the Company as of and for the quarter ended February 28, 2003.

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

/s/  Trevor  Webb
Trevor  Webb
Chief  Executive  Officer
Chief  Financial  Officer

Dated:  June  2,  2003