Form 10QSB
period 2003-06-30
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2003-08-20
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the quarterly period ended May 31, 2003

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

       Title of each class of Common Stock Outstanding as August 14, 2003
                   Common Stock, $0.0001 par value 84,997,035

           Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

INDEX

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated Financial Statements

          Consolidated Balance Sheets at May 31, 2003 and
            November 30, 2002

          Consolidated Statements of Operations - three and six Months ended May
            31, 2003 and May 31, 2002

          Consolidated Statements of Cash Flows - six months ended May 31, 2003 and May 31, 2002

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEETS



CURRENT ASSETS                                        May 31,      November 30,
                                                       2003            2002
                                                   ------------    ------------
                                                    Unaudited

Cash                                               $      2,892    $        119
Prepaid Expenses                                            855             855
                                                   ------------    ------------

   Total Current Assets                                   3,747             974

Net Property and Equipment                              681,682         792,482

OTHER ASSETS
Deposits                                                 11,724          11,724
                                                   ------------    ------------

TOTAL ASSETS                                       $    697,153    $    805,180
                                                   ============    ============

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses              $    458,115    $    428,355
Payroll Taxes Payable                                    69,030          69,030
Accrued Salaries to Employee/Shareholder                459,860         459,860
Debenture Due                                           461,711         461,711
Short-Term Notes Payable                              1,137,423       1,122,540
                                                   ------------    ------------

   Total Current Liabilities                          2,586,139       2,541,496

Long Term Debt                                          117,613         123,099
                                                   ------------    ------------

TOTAL LIABILITIES                                     2,703,752       2,664,595
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, authorized
150,000,000 shares; issued and outstanding
84,997,035 shares                                         8,125           8,125
Additional Paid-In Capital                            8,475,826       8,475,826
Accumulated deficit                                 (10,490,550)    (10,343,366)
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                           (2,006,599)     (1,859,415)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $    697,153    $    805,180
                                                   ============    ============











           See accompanying notes to financial statement disclosures.


                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS



                                        3 months        6 months        3 months        6 months
                                         May 31,         May 31,         May 31,         May 31,
                                          2003            2003            2002            2002
                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES                              $     78,000    $    169,472    $       --      $       --

Cost of Revenue                             33,401          67,495            --
                                      ------------    ------------    ------------    ------------

Income from Operations                      44,599         101,977            --              --

Selling, General and Administrative
Expenses                                   131,295         249,161         261,290         532,326
                                      ------------    ------------    ------------    ------------

Loss from Continuing Operations            (86,696)       (147,184)       (261,290)       (532,326)

Income (Loss) from Discontinued
Operations                                    --              --            21,251         (87,766)
                                      ------------    ------------    ------------    ------------

NET LOSS                              $    (86,696)   $   (147,184)   $   (240,039)   $   (620,092)
                                      ============    ============    ============    ============


Weighted Average Number of Common
Shares Outstanding                      84,997,035      84,997,035      86,554,729      86,554,729
                                      ============    ============    ============    ============


Earnings per Share:
Loss from Continuing Operations       $    (0.0010)   $    (0.0017)   $    (0.0030)   $    (0.0062)
Loss from Discontinued Operations             --              --            0.0002         (0.0010)
                                      ------------    ------------    ------------    ------------

Net Loss                              $    (0.0010)   $    (0.0017)   $    (0.0028)   $    (0.0072)
                                      ============    ============    ============    ============



















           See accompanying notes to financial statement disclosures.


                                     RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                           STATEMENTS OF CASH FLOWS



                                                             6 months        6 months
                                                           May 31, 2003    May 31, 2002
                                                           ------------    ------------
                                                           (Unaudited)     (Unaudited)

Net Loss                                                   $   (147,184)   $   (620,092)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES

Depreciation and Amortization                                   110,800          99,812
Accounts Receivable                                                --           124,327
Inventory                                                          --           263,031
Prepaid Expenses                                                   --             5,131
Deposits                                                           --            68,420
Accounts Payable and Accrued Expenses                            29,760        (184,520)
Accrued Salaries to Officer                                        --            30,000
                                                           ------------    ------------

Net Cash (Used In) Operating Activities                          (6,624)       (213,891)
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                            --            (2,406)
Minority interest, net of non-controlling interest                 --           (22,349)
                                                           ------------    ------------

Net Cash Provided by (Used In) Investing Activities                --           (24,755)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term notes payable                                           --          (839,351)
Notes payable                                                    (5,486)        990,409
Equipment loan                                                     --            25,138
Loan principal reduction                                           --              --
Proceeds from issuance of securities                               --            67,500
Conversion of debenture to common stocks                           --            60,000
Note and salaries payable - officers                             14,883            --
                                                           ------------    ------------

Net Cash Provided by (used in) Financing Activities               9,397         303,696
                                                           ------------    ------------

NET INCREASE IN CASH                                              2,773          65,050

CASH, BEGINNING OF PERIOD                                           119          28,341
                                                           ------------    ------------

CASH, END OF PERIOD                                        $      2,892    $     93,391
                                                           ============    ============









           See accompanying notes to financial statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                              MAY 31, 2003 AND 2002

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

The Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of May 31, 2003, 84,997,035 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

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

Property and equipment on the balance sheet is being subleased. For the quarter ended May 31, 2003, revenue is from sublease. Revenue, related costs, and expenses from the rubber recycling segment have been reclassified as discontinued operations.

                                                      3 months       6 months
                                                    May 31, 2002   May 31, 2002
                                                    ------------   ------------

REVENUES                                            $    166,858   $    530,140

COST OF GOODS SOLD                                       138,478        538,326
                                                    ------------   ------------

GROSS MARGIN (LOSS) INCOME                                28,380         (8,186)

EXPENSES                                                   7,129        (79,580)
                                                    ------------   ------------

LOSS FROM DISCONTINUED OPERATIONS                   $     21,251   $    (87,766)
                                                    ============   ============

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


RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS ENDED MAY 31, 2002

REVENUES - Revenues totaled $78,000 and $0 three months ended May 31, 2003 and 2002, respectively. Revenue for the current year is from a lease agreement with Recovery Technology Group, Inc. Revenue of the rubber recycling segment for the current and prior quarters were included in discontinued operations.

COST OF REVENUE - Cost of revenue totaled $33,401 and $0 for the three-month periods ended May 31, 2003 and 2002, respectively. Cost of revenue for the period ended May 31, 2003 was comprised of equipment leases totaling $33,401. As a percentage of total revenues, cost of revenue was 43% and 0% and, resulting in apparent gross margins of 57% and 0% for the three-month periods ended May 31, 2003 and 2002, respectively. Cost of sales of the rubber recycling segment for the first and second quarters of the prior fiscal year were included in discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $131,295 and $261,290 for the three months ended May 31, 2003 and 2002, respectively. In the three months ended May 31, 2003, legal expenses totaled $11,145. The net losses were $86,696 and $240,039 for the three-months ended May 31, 2003 and 2002,respectively.

SIX MONTHS ENDED MAY 31, 2003 COMPARED TO SIX MONTHS ENDED MAY 31, 2002

REVENUES - Revenues totaled $169,472 and $0 six months ended May 31, 2003 and 2002, respectively. Revenue for the current year is from a lease agreement with Recovery Technology Group, Inc. Revenue of the rubber recycling segment for the first and second quarters of the prior fiscal year were included in discontinued operations.

COST OF REVENUE - Cost of revenue totaled $67,495 and $0 for the six-month periods ended May 31, 2003 and 2002, respectively. Cost of revenue for the period ended May 31, 2003 was comprised of equipment leases totaling $67,495. As a percentage of total revenues, cost of revenue was 40% and 0% and, resulting in apparent gross margins of 60% and 0% for the six-month periods ended May 31, 2003 and 2002, respectively. Cost of sales of the rubber recycling segment for the first and second quarters of the prior fiscal year were included in discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $262,290 and $532,326 for the six months ended May 31, 2003 and 2002, respectively. In the six months ended May 31, 2003, legal expenses totaled $26,083. The net losses were $147,184 and $620,092 for the six months ended May 31, 2003 and 2002,respectively.

ASSETS AND LIABILITIES - Assets decreased to $697,153 as of May 31, 2003. Assets as of November 30, 2002 were $805,180. The decrease was primarily due to accumulated depreciation. Liabilities increased to $2,703,752 due to additional accounts payable and short term notes payable to officer/shareholder.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from ($1,859,415) as of November 30, 2002 to ($2,006,599) as of February 28, 2002. The decrease was substantially caused by the continued losses incurred by the company in its operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL - Overall, the Company had a positive cash flow of $2,773 in the sixth months ended May 31, 2003, resulting from ($6,624) of cash used in the Company's operating activities, and $9,397 provided by financing activities.

CASH FLOWS FROM OPERATIONS - Net cash used in operating activities of ($6,624) was primarily due to a consolidated net loss of ($147,184), offset by a $110,800 provision for depreciation and a $29,760 decrease in accounts payable and accrued expenses.

CASH FLOWS FROM INVESTING - The Company had no investing activities for the six months ended May 31, 2003.

CASH FLOWS FROM FINANCING - Net cash provided by financing activities of $9,397 was funded by $14,883 short term notes payable from shareholder/officer, and cash was used in long term debt of $5,486.


CAPITAL EXPENDITURES

The Company had no capital expenditures in the sixth months May 31, 2003.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As of May 31, 2003, the Company had 2 employees.

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


Dated:  August 14, 2003

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                  (Registrant)

By: /s/ Trevor L .Webb
Trevor L. Webb
President and Chief Executive Officer and Director



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                   Capacity                        Date
------------------          --------                        -----

/s/  Trevor  L.  Webb       Director                        August 14, 2003

                              CERTIFICATION OF CEO

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Rubber Technology International, Inc. (the "Company") on Form 10- QSB for the quarter ended May 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Trevor Webb, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to '302 and promulgated as 18 USC 1350 pursuant to '906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

5. Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present, in all material aspects, the financial condition and results of operations of the Company as of and for the quarter ended May 31, 2003.

6. Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that

         1)       recorded transactions are valid;
         2)       valid transactions are recorded;
         3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/  Trevor  Webb
Trevor  Webb
Chief  Executive  Officer

Dated:  August 14, 2003

                              CERTIFICATION OF CFO

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Rubber Technology International, Inc. (the "Company") on Form 10- QSB for the quarter ended May 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission, on the date hereof, I, Trevor Webb, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to '302 and promulgated as 18 USC 1350 pursuant to '906 of the Sarbanes-Oxley Act of 2002, that:

7. The Report referenced above has been read and reviewed by the undersigned.

8. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

9. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

10. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

11. Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present, in all material aspects, the financial condition and results of operations of the Company as of and for the quarter ended May 31, 2003.

12. Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that

         1)       recorded transactions are valid;
         2)       valid transactions are recorded;
         3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.


/s/  Trevor  Webb
Trevor  Webb
Chief  Financial  Officer


Dated:  August 14, 2003