Form 10QSB
period 2003-08-31
RUBBER TECHNOLOGY INTERNATIONAL INC /NV
filed 2003-11-14
CIK 1083449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended August 31, 2003

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

      Title of each class of Common Stock Outstanding as October 13, 2003
    ------------------------------------------------------------------------
                   Common Stock, $0.0001 par value 81,497,035

           Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

INDEX

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.

PART  I.  FINANCIAL  INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at August 31, 2003 and November 30, 2002

          Consolidated Statements of Operations - three and nine Months ended August 31, 2003 and August 31, 2002

          Consolidated Statements of Cash Flows - nine months ended August 31, 2003 and August 31, 2002

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K




                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                 BALANCE SHEETS



CURRENT ASSETS                                           August 31,     November 30,
                                                              2003            2002
                                                        ------------    ------------
                                                         Unaudited

Cash                                                    $       --      $        119
Prepaid Expenses                                                 855             855
                                                        ------------    ------------

   Total Current Assets                                          974

Net Property and Equipment                                   626,282         792,482

OTHER ASSETS
Deposits                                                      11,725          11,724
                                                        ------------    ------------
TOTAL ASSETS                                            $    638,862    $    805,180
                                                        ------------    ------------

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                   $    375,229    $    428,355
Payroll Taxes Payable                                         78,805          69,030
Accrued Salaries to Employee/Shareholder                     477,860         459,860
Debenture Due                                                461,711         461,711
Short-Term Notes Payable                                   1,325,174       1,122,540
                                                        ------------    ------------

   Total Current Liabilities                               2,718,779       2,541,496

Long Term Debt                                               117,613         123,099
                                                        ------------    ------------

TOTAL LIABILITIES                                          2,836,392       2,664,595
                                                        ------------    ------------

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, authorized
150,000,000 shares; issued and outstanding 81,497,035
shares                                                         7,775           8,125
Additional Paid-In Capital                                 8,126,176       8,475,826
Accumulated deficit                                      (10,331,481)    (10,343,366)
                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                (2,197,530)     (1,859,415)
                                                        ------------    ------------

Total Liabilities and Shareholders' Equity              $    638,862    $    805,180
                                                        ------------    ------------


           See accompanying notes to financial statement disclosures.




                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS



                                          3 months      9 months       3 months      9 months
                                         August 31,    August 31,     August 31,    August 31,
                                            2003          2003           2002          2002
                                        (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                               $    70,407    $   239,879    $    22,009    $    22,009

Cost of Revenue                             34,094        101,589         24,095         24,095
                                       -----------    -----------    -----------    -----------

Income from Operations                    36,313      138,290       (2,086)      (2,086)

Selling, General and Administrative
Expenses                                    43,681        292,842          5,593        223,521
                                       -----------    -----------    -----------    -----------

Loss from Operations                        (7,368)      (154,552)        (7,679)      (225,607)

Gain from settlement of litigation          85,000         85,000           --             --

Unrealized Loss in Subsidiary                 --             --         (621,225)      (621,225)

Other Income from Discounted Payable        81,437         81,437         82,802         82,802
                                       -----------    -----------    -----------    -----------

Income (Loss) from Continuing
Operations                                 159,069         11,885       (546,102)      (764,030)

Income (Loss) from Discontinued
Operations                                    --             --             --         (402,164)
                                       -----------    -----------    -----------    -----------

NET INCOME (LOSS)                      $   159,069    $    11,885    $  (546,102)   $(1,166,194)
                                       -----------    -----------    -----------    -----------


Weighted Average Number of Common
Shares Outstanding                      81,497,035     83,821,853     86,554,729     86,554,729
                                       -----------    -----------    -----------    -----------

Earnings per Share:
Loss from Continuing Operations        $    0.0020    $    0.0001    $   -0.0063    $   -0.0088
Loss from Discontinued Operations           0.0000         0.0000         0.0000        -0.0046
                                       -----------    -----------    -----------    -----------

Net Loss                               $   0.0020     $    0.0001    $   -0.0063    $   -0.0134
                                       -----------    -----------    -----------    -----------

           See accompanying notes to financial statement disclosures.



                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS



                                                              9 months       9 months
                                                             August 31,     August 31,
                                                                 2003           2002
                                                            -----------    -----------
                                                            (Unaudited)    (Unaudited)

Net INCOME (Loss)                                          $    11,884    $(1,166,194)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES

Depreciation and Amortization                                  166,200         98,540
Accounts Receivable                                                         1,490,233
Inventory                                                                     295,756
Prepaid Expenses                                                                5,130
Deposits                                                                       68,420
Accounts Payable and Accrued Expenses                          (54,673)      (462,955)
Accrued Salaries to Officer                                     18,000           --
                                                           -----------    -----------

Net Cash (Used In) Operating Activities                        141,411        328,930
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                                          --
Minority interest, net of non-controlling interest                           (694,623)
                                                           -----------    -----------

Net Cash Provided by (Used In) Investing Activities                          (694,623)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term notes payable                                                     (745,936)
Notes payable                                                  (56,530)     1,015,546
Equipment loan                                                                   --
Loan principal reduction                                                         --
Proceeds from issuance of securities                                          127,501
Conversion of debenture to common stocks                                         --
Note and salaries payable - officers                           (85,000)          --
                                                           -----------    -----------

Net Cash Provided by (used in) Financing Activities           (141,530)       397,111
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (119)        31,418

CASH, BEGINNING OF PERIOD                                          119         28,341
                                                           -----------    -----------

CASH, END OF PERIOD                                        $      --      $    59,759
                                                           -----------    -----------

          See accompanying notes to financial statement disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            AUGUST 31, 2003 AND 2002

                     HISTORY AND ORGANIZATION OF THE COMPANY

On May 7, 2002, the Company filed a Form 8-K finalizing the lease of its Los Angeles, California facilities to Rubber Technology Group, a Delaware Corporation that is not related to the Company. The Company's principal line of business is the leasing of its Los Angeles tire recycling and crumb rubber facility. The leasing of the facility provides the Company with revenues and eliminates overhead resulting from the operation. The Company is not able to pay $355,715.65 which represents a note payable and loans payable to its officer and shareholder, Trevor Webb, and $235,000 in unpaid salary. Besides the old debts with Trevor Webb, the Company incurred new debt when Trevor Webb personally paid $265,000 for the Company's out of court settlement of a $350,000 lawsuit. The Company agreed to assign its rent to Integrated Financial LLP, an entity controlled by Trevor Webb.

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

The Company is authorized to issue up to 150 million shares of $0.0001 par value common stock and 20 million shares of $0.0001 par value preferred stock. As of August 31, 2003, 81,497,035 shares of common stock were issued and outstanding. There are no other authorized shares of common or preferred stock.

                       ACCOUNTING POLICIES AND PROCEDURES

In the opinion of the management of the "Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2003 and the results of operation and cash flows for the three month period ended August 31, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The consolidated financial statements of the Company are prepared using the accrual basis of accounting. The financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is addressing this going concern uncertainty by discontinuing its rubber recycling segment and subleasing the entire rubber recycling segment to Recovery Technology Group. The Company assigned its rent to Integrated Financial LLP, an entity controlled by the Company officer and shareholder, Trevor Webb.

Property and equipment on the balance sheet is being subleased. For the quarter ended August 31, 2003, revenue is from sublease. Revenue, related costs, and expenses from the rubber recycling segment have been reclassified as discontinued operations.

                                            3 months           9 months
                                        August 31, 2002    August 31, 2002
                                        ---------------    ---------------

REVENUES                            $              --      $       530,140

COST OF GOODS SOLD                                 --              538,326
                                        ---------------    ---------------

GROSS MARGIN (LOSS) INCOME                         --               (8,186)

EXPENSES                                           --             (393,978)
                                        ---------------    ---------------

LOSS FROM DISCONTINUED OPERATIONS       $          --      $      (402,164)
                                        ---------------    ---------------


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

On April 30th, 2002, the Company signed a lease agreement with Recovery Technologies Group, Inc., for the lease of its Los Angeles facility. The term of the lease is 5 years with an option to extend for an additional 5 years or to purchase the facility. The monthly rent is $ 26,000 and the agreement is retroactive to February 21st, 2002, at which time Recovery Technologies Group began operating. Recovery Technologies Group, Inc. reduced the monthly rent to $23,469.13 when Recovery Technologies Group, Inc. agreed to pay and settle the claim of the Company's former vendor in January 2003.

Recovery Technologies Group, Inc. has an option to purchase the production facilities for $490,000 during the month of February 2007. The lease agreement expires in August 2007.

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

GENERAL OVERVIEW

The Company's principal line of business is the leasing of its Los Angeles tire recycling and crumb rubber facility. The leasing of the facility provides RTI with revenues and eliminates overhead resulting from the operation. The Company assigned its rent to Integrated Financial LLP, an entity controlled by the Company officer and shareholder, Trevor Webb. The Company is not able to pay its old debts with its officer and shareholder. The Company incurred new debt when Trevor Webb personally paid $265,000 for the Company's out of court settlement of a $350,000 lawsuit.

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

Integrated Financial LLC is aware that it must pay certain creditors for the continued operations of the subleased facilities. The Company may be able to pay its old debts but over an extended period of time.

RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS ENDED
AUGUST 31,2002

REVENUES - Revenues  totaled  $70,407and  $22,009  three months ended August 31,
2003 and 2002, respectively. Revenue for the current year is from a lease agreement with Recovery Technology Group, Inc. Revenue of the rubber recycling segment for the current and prior quarters were included in discontinued operations.

COST OF REVENUE - Cost of revenue totaled $34,094 and $24,095 for the three-month periods ended August 31, 2003 and 2002, respectively. Cost of revenue for the period ended August 31, 2003 was comprised of equipment leases totaling $34,094. As a percentage of total revenues, cost of revenue was 48% and 109% and, resulting in apparent gross margins of 52% and loss of 9% for the three-month periods ended August 31, 2003 and 2002, respectively. Cost of sales of the rubber recycling segment for the first and second quarters of the prior fiscal year were included in discontinued operations.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $43,681 and $5,593 for the three months ended August 31, 2003 and 2002, respectively. In the three months ended August 31, 2003, legal expenses totaled $11,145. The net income was $159,069 and loss was $546,102 for the three-months ended August 31, 2003 and 2002,respectively.

The Company's officer and shareholder personally paid $265,000 for a $350,000 debt. The Company recognized a gain of $85,000 for the extinguishment of debt.

NINE MONTHS ENDED AUGUST 31, 2003 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2002

REVENUES - Revenues totaled $239,879 and $22,009 nine months ended August 31, 2003 and 2002, respectively. Revenue for the current year is from a lease agreement with Recovery Technology Group, Inc. Revenue of the rubber recycling segment for the first and second quarters of the prior fiscal year were included in discontinued operations.

COST OF REVENUE - Cost of revenue totaled $101,589 and $24,095 for the nine-month periods ended August 31, 2003 and 2002, respectively. Cost of revenue for the period ended August 31, 2003 was comprised of equipment leases totaling $101,589. As a percentage of total revenues, cost of revenue was 42% and 109% and, resulting in apparent gross margin of 58% and loss of 9% for the nine-month periods ended August 31, 2003 and 2002, respectively. Cost of sales of the rubber recycling segment for the first and second quarters of the prior fiscal year were included in discontinued operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $292,842 and $223,521 for the nine months ended August 31, 2003 and 2002, respectively. In the nine months ended August 31, 2003, legal expenses totaled $9,000 The net income was $11,884 and loss was $1,166,194 for the nine months ended August 31, 2003 and 2002,respectively.

The Company's officer and shareholder personally paid $265,000 for a $350,000 debt. The Company recognized a gain of $85,000 for the extinguishment of debt.

ASSETS AND LIABILITIES - Assets decreased to $638,862 as of August 31, 2003. Assets as of November 30, 2002 were $805,180. The decrease was primarily due to accumulated depreciation. Liabilities increased to $2,836,392 due to additional short term notes payable to officer/shareholder.

STOCKHOLDERS' EQUITY - Stockholders' equity decreased from ($1,859,415) as of November 30, 2002 to ($2,197,530) as of August 31, 2003. The decrease was substantially caused by the continued losses incurred by the company in its operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL - Overall, the Company had a negative cash flow of $119 in the nine months ended August 31, 2003, resulting from $141,411 of cash provided the Company's operating activities, and ($141,530) used in the Company's financing activities.

CASH FLOWS FROM OPERATIONS - Net cash provided by the operating activities of $141,411 was primarily due to a consolidated net income of $11,884, $166,200 provision for depreciation, increase in accrued salaries to officers of $18,000 and a $54,673 offset by a decrease in accounts payable and accrued expenses.

CASH FLOWS FROM INVESTING - The Company had no investing activities for the nine months ended August 31, 2003.

CASH FLOWS FROM FINANCING - Net cash used in financing activities of $141,530 was cash used for notes payable of $56,530 and $85,000 for short term notes payable from shareholder/officer.

Noncash activities were $85,000 from extinguishment of debt and $81,437 income from discounted payable.


CAPITAL EXPENDITURES

The Company had no capital expenditures in the nine months August 31, 2003.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As of August 31, 2003, the Company had 2 employees.

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

- Fred Maidenberg, Larchmont Property, LLC, Infonet of Nevada, Inc. v. Rubber Technology International, Inc. On March 12, 2002, plaintiffs filed a claim in the California Superior Court, County of Los Angeles against the Company alleging claims for breach of contract, specific performance, judicial foreclosure, breach of fiduciary duty, fraud, and injunctive relief. Plaintiffs allege that the Company failed to pay for services rendered and failed to repay loans granted by plaintiffs. Plaintiffs' complaint seeks $350,000 in damages. The plaintiff was a former creditor who converted $350,000 to equity in November 30, 2000. As part of the settlement agreement, the Company and the plaintiff rescinded the conversion. The shareholder/officer, Trevor Webb, personally paid $265,000 for an out of court settlement. The Company recognized a gain of $85,000 for the difference between the $350,000 debt and the $265,000 settlement.

The Internal Revenue Service, California Employment Development Department, and the Los Angeles County have filed liens for unpaid payroll and property taxes.

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


Dated:  October 13, 2003

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                                  (Registrant)

By:  /s/  Trevor  L.  Webb
Trevor  L.  Webb
President  and  Chief  Executive  Officer  and  Director



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                   Capacity                        Date
   ------------------          ------------------          ------------------

   /s/  Trevor  L.  Webb           Director                   October 13, 2003